Form 10-K
period 1993-12-31
ROCKLAND ELECTRIC CO
filed 1994-03-30
CIK 84613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                                FORM 10--K



(Mark One)
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended December 31, 1993


                                          OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from                     to


Commission file number    2-36005


             ROCKLAND ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)


          New Jersey                         13-1727720
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)


One Blue Hill Plaza, Pearl River, New York                 10965
(Address of principal executive offices)                 (Zip Code)

      (914) 352-6000
(Registrant's telephone number, including area code)

  NONE
(Securities registered pursuant to Section 12(b) of the Act)

  NONE
(Securities registered pursuant to Section 12(g) of the Act)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X           No

      Aggregate market value of the voting stock held by nonaffiliates
of the registrant at February 28, 1994:   None

      At February 28, 1994, the registrant had 112,000 shares of Common Stock ($100 par value) outstanding.

Documents Incorporated by Reference:      None

                            TABLE OF CONTENTS

                                                                    Page
PART I
Item 1. Business
        General Development of Business                              1
        Financial Information about Industry Segments                1
        Narrative Description of Business:                           1
          Principle Business                                         1
          Events Affecting the Company                               2
          Electric Operations                                        3
          Diversified Activities                                     7
          Construction Program and Financing                         8
          Regulatory Matters                                         9
          Utility Industry Risk Factors                             10
          Competition                                               10
          Marketing                                                 10
          Environmental Matters                                     11
          Research and Development                                  13
          Franchises                                                14
          Employee Relations                                        14

Item 2. Properties                                                  14

Item 3. Legal Proceedings                                           16

Item 4. Submission of Matters to a Vote of
          Security Holders                                          21

PART II
Item 5. Market for the Registrant's Common Equity
          and Related Stockholder Matters                           21

Item 6. Selected Consolidated Financial Data                        22

Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       23

Item 8. Financial Statements and Supplementary Data                 30

Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                    30

PART III
Item 10. Directors and Executive Officers of the Registrant         31

Item 11. Executive Compensation                                     33

Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                    36

Item 13. Certain Relationships and Related Transactions             36

PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                      37

Signatures                                                          40

                                 PART I

ITEM 1. Business

General Development of Business:

     Rockland Electric Company (the "Company") is a New Jersey corporation which was incorporated in 1899 under an Act of the Legislature of New Jersey and is engaged in the transmission, distribution and sale of electricity. Its principal New Jersey office is located at 82 East Allendale Road, Saddle River, New Jersey 07458. The Company has a wholly owned non-utility subsidiary, Saddle River Holdings Corp. ("SRH"), a Delaware corporation. SRH has two wholly owned non-utility subsidiaries, O&R Energy, Inc. and Atlantic Morris Broadcasting, Inc., both Delaware corporations. O&R Energy, Inc. has a wholly owned non-utility subsidiary, Millbrook Holdings, Inc., also a Delaware corporation. All of the Company's outstanding common stock is owned by Orange and Rockland Utilities, Inc. (the "Parent"). The Parent is a New York corporation, with its principal office at One Blue Hill Plaza, Pearl River, New York 10965. The Parent has two wholly owned utility subsidiaries, the Company and Pike County Light & Power Company ("Pike"), a Pennsylvania corporation, as well as three non-utility subsidiaries.

Financial Information about Industry Segments:

     Consolidated financial information regarding the Company's principal business segments, Electric Utility Operations and Diversified Activities, is contained in Note 11 of the Notes to Consolidated
Financial Statements - "Segments of Business" in Part II, Item 8 of this Form 10-K Annual Report.

Narrative Description of Business:

Principal Business

     The Company serves a territory with a population of approximately 155,000, located in parts of northern Bergen and Passaic Counties in the northeastern corner of New Jersey (adjacent to the southeastern portion of the territory served by its Parent in New York) and a small area in Sussex County in the northwestern corner of New Jersey along the Delaware River. At December 31, 1993, the Company served approximately 64,000 customers in 26 communities. There have been no significant changes in either the population of the Company's service territory or in the number of customers served since December 31, 1992. At that time, service was provided to approximately 63,000 customers in 26 communities with an estimated population of 155,000. While the territory served is predominantly residential, the Company also serves a number of commercial and industrial customers in diversified lines of business activities, from which significant electric revenues are received. No customer accounts for more than 10% of sales. The business of the Company is seasonal to the extent that sales of electricity are higher during the summer, mainly due to air conditioning requirements.

Events Affecting the Company

     On August 16, 1993, the Rockland County, New York District Attorney charged a then Vice President of the Parent and the Company with grand larceny, commercial bribery and making illegal political contributions and commenced a related investigation of the Parent. Two other former employees of the Parent, who had reported to the Vice President were also charged with grand larceny.

     On August 20, 1993, the Parent's Board of Directors created a Special Committee (the "Special Committee") of the Board, consisting entirely of outside Directors, to conduct an independent investigation of the issues raised by the Rockland County District Attorney and any other matters discovered in the course of the investigation as the Special Committee deems necessary or desirable. The Special Committee was granted full and complete power and authority to take whatever steps it deems necessary or desirable, including retention of counsel and other advisors, presenting to the Parent's Board of Directors periodic reports regarding its activities and at the appropriate time its full findings, and making recommendations to the Parent's Board of Directors with respect to any remedial measures it deems appropriate to prevent a recurrence of any improprieties or irregularities discovered by the investigation. The Special Committee has retained the law firm of Stier, Anderson & Malone as investigative counsel, and Price Waterhouse & Co. as accounting experts, to assist it in conducting its independent investigation.

     The Special Committee will present preliminary conclusions of its investigation at the Parent's Annual Meeting of Shareholders on May 11, 1994. The Special Committee intends to complete its investigation as promptly as practicable after the Annual Meeting and will report its final conclusions and recommendations to the Parent's Board of Directors at that time.

     In addition, during the fourth quarter, James F. Smith was terminated for cause as Chief Executive Officer of the Parent and the Company and removed as Chairman of the Parent's and the Company's Board of Directors. President and Chief Operating Officer of the Parent and the Company, Victor J. Blanchet, Jr. was appointed to serve as acting Chief Executive Officer of the Parent and the Company. Details concerning these events, including the cost incurred for legal counsel, accounting services, and other professional and consultative services related to the ongoing investigations and their effect of the Company's Results of Operations are contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Events Affecting the Company" and in Note 10 of the Notes to Consolidated Financial Statements under the caption "Legal Proceedings" in this Form 10-K Annual Report. Reference is also made to Item 3, "Legal Proceedings", of this Form 10-K Annual Report.




Electric Operations

     The Company's electricity supply requirements, together with all operating and service personnel, are furnished by its Parent pursuant to contracts. The contract for the supply of electricity has been approved by the Federal Energy Regulatory Commission (the "FERC") and the contract for provision of operating and service personnel has been approved by the New Jersey Board of Regulatory Commissioners (the "NJBRC"). Such contracts provide, in general, for the reimbursement to the Parent, by the Company, of costs allocable to electricity and services furnished to the Company, and require additional payments to the Parent of an amount sufficient to yield specified returns on its investment in plant and other assets allocable to the Company under certain formulae. During 1992, the Parent was a party to a proceeding initiated by the FERC to determine the rate of return authorized for use in establishing wholesale rates between the Parent, the Company and Pike. Pursuant to an agreement which was approved by the FERC on February 19, 1993, the Parent has been authorized to earn an 11.7% return on equity effective as of January 1, 1993, which is a decrease from the previously authorized 12.25% return on equity.

     Generating Capacity and Purchased Power. As described more fully in Item 2, "Properties", of this Form 10-K Annual Report, the capacity of the Parent's plants provides the Parent and its utility subsidiaries with a net generating capability of 1,032 megawatts ("Mw") in the winter and 1,020 Mw in the summer. The maximum historical one-hour demand for the Parent and its utility subsidiaries of 1,037 Mw occurred on July 8, 1993.

     During 1993, the Parent's purchased power accounted for approximately 42% of the total energy supply of the Company and its utility subsidiaries. Purchased power is available to the Parent primarily through its membership in the New York Power Pool (the "NYPP"), through which member companies are able to coordinate inter-utility transfers of bulk power in order to achieve economy and efficiency. Through the NYPP control center, the Parent is able to purchase power in order to optimize its generation/purchase mix, using the lowest cost energy available to its interconnected system at any time. During 1993, the Parent purchased 464,334 megawatt hours ("Mwh") from or through the NYPP, which represents approximately 23% of the total purchased power. By agreement with the NYPP, the Parent must maintain capacity reserves including firm capacity purchases of not less than 18% of its peak load.

     In addition, the Parent has agreements with the New York Power Authority (the "NYPA") and certain other utilities for the purchase of firm power. During 1993, an agreement with the NYPA provided for firm purchases of 25 Mw of year-round capacity from the Blenheim-Gilboa pumped-storage generating facility ("Gilboa Facility") and firm power purchase agreements with Central Hudson Gas & Electric Corporation ("Central Hudson") and Pennsylvania Power & Light Company ("PP&L"), provided for an additional 225 Mw of capacity. Other agreements were in effect from time to time throughout 1993 with several other utilities, including an agreement with Philadelphia Electric Company pursuant to which significant economy purchases were made during 1993, which provided for short-term, firm purchases on an as-available, as-needed basis. The NYPA agreement for firm purchases from the Gilboa Facility, which provides for 25 Mw of year-round capacity, will be in effect through April 2015. The firm purchase agreement with Central Hudson will provide 50 Mw of capacity through April 1994, and the agreement with PP&L will provide capacity ranging between 10 Mw and 125 Mw through October 1995. In addition, a firm purchase power agreement with Public Service Electric & Gas Company ("PSE&G") will provide between 75 Mw and 300 Mw of capacity during the base contract term which extends from May 1994 through April 1998, with an additional 100 MW available throughout the base contract term at the option of the Parent. The contract also provides that at the option of the Parent 100 Mw of additional capacity would be available to the Parent between May 1992 and April 1994 and 400 Mw of additional capacity will be available from May 1998 through October 2000. During 1994, the Company expects to purchase 50 Mw of capacity above the base contract amount under these options. Other agreements will continue to be in effect which will enable the Company to take advantage of economic power purchases on an as available, as-needed basis.

     Additional information regarding the Parent's future power supply, particularly capacity purchase contracts with Independent Power
Producers and Qualifying Facilities, is contained under the caption "Future Energy Supply and Demand" in this Item I.

     The Parent also maintains interconnections with Central Hudson, PSE&G and Consolidated Edison Company of New York, Inc. ("Con Ed"). Through these interconnections, and as a member of the NYPP, the Parent can exchange power directly with the above utilities and, through the facilities of other members of the NYPP, the Parent can exchange power with all members of the NYPP and with utilities in pools in neighboring states.

     Fuel Supply. The Parent's 1,032 Mw winter generating capacity is available from various fuel sources including gas, coal, oil and hydro power. Electricity available for sale is a mix of Company generation by various fuel types, supplemented by purchased power when such power is available at a price lower than the price of generation or is needed to meet load requirements. Details for the years 1989 through 1993 are as follows:

                      1989    1990   1991   1992   1993

Gas                    25%     27%    22%    21%     16%
Coal                   29      32     36     33      33
Oil                    28      19     14     10       5
Hydro                   3       4      3      3       4
Purchased Power        15      18     25     33      42

     Total            100%    100%   100%   100%    100%


     Gas - During 1993, the Parent was able to use significant volumes of natural gas for boiler fuel at both its Lovett Plant and the Bowline Point Plant. It also expects to be able to use natural gas in the Lovett Plant and Bowline Point Plant during 1994, whenever such gas is more economical than alternative fuels. In 1993, the Parent used 2.1 billion cubic feet ("Bcf") and 6.0 Bcf of gas, respectively, at the Lovett Plant and the Bowline Point Plant. The annual average cost per thousand cubic feet ("Mcf") of natural gas burned in the Parent's generating plants during the years ended December 31, 1989 through 1993 was $2.79, $2.78, $2.64, $2.82 and $3.01, respectively. This is equivalent to $2.71, $2.69, $2.56, $2.74 and $2.92, respectively, per million British Thermal Unit ("MMBTU").

     Coal - The low sulfur coal (1.0 lbs. SO2 per MMBTU) used in the Parent's Lovett Plant Units 4 and 5 is supplied to the Parent primarily through long term contracts with Massey Coal Sales, Inc. ("Massey") and the Pittston Coal Sales Co., ("Pittston") as well as through spot market purchases, which accounted for approximately 22% of the Parent's 1993 coal requirements. The Parent has the right, under the coal purchase contracts, to suspend the purchase of coal if alternative fuel sources become less expensive. The coal is fully washed and, as such, is low in ash (typically 7%) and high in BTU content (26 MMBTU's per ton). The annual average cost per ton of coal consumed at the Lovett Plant during each of the years ended December 31, 1989 through 1993 was $58.53, $58.40, $56.57, $55.95 and $55.25, respectively. This is equivalent to $2.26, $2.25, $2.18, $2.16 and $2.14, respectively, per MMBTU. During
1993 coal was the predominant fuel burned at the Lovett Plant, and the Parent expects it to be the predominant fuel burned during 1994. In February 1994, the contract with Pittston was terminated by the Parent because of Pittston's failure to meet the coal quality specification of its contract. Alternative supplies have been obtained and arrangements for longer term replacement coal are under review.

     Oil - The Parent does not anticipate purchasing any significant quantity of fuel oil for its Lovett Plant. Con Ed has undertaken the supply of #6 fuel oil (0.37% maximum sulfur content by weight) to the Bowline Point Plant, which is supplied under a contract between Con Ed and the Parent. Pursuant to that contract, Con Ed has also undertaken to provide a backup oil supply for the Company's Lovett Plant under certain conditions. The Parent believes that it will be able to secure sufficient oil supplies to meet the total requirements of #6 fuel oil
for the calendar year 1994.   The annual average cost per barrel of oil
burned in the Parent's generating plants during the years ended December 31, 1989 through 1993 was $19.21, $23.73, $21.23, $20.43 and
$21.27, respectively.  This is equivalent to $3.09, $3.81, $3.40, $3.26 and $3.39, respectively, per MMBTU.

     Hydro - Water for the operation of the Parent's Mongaup River Hydro Plants is controlled by the Parent through the ownership of the necessary land in fee or through easements. In the case of the Parent's Grahamsville Plant, water is obtained under contract with the City of New York Board of Water Supply. This contract, which expires in 2005, entitles the Parent to 8.1 Bcf of free water each year. Water in excess of the 8.1 Bcf, which amounted to 9.0 Bcf during 1993, is billed at varying rates based on an average cost of all fuels used in power generation.

     Purchased Power - the Parent's practice regarding purchased power is to supplement the Parent's electric generation by purchasing both capacity and energy when needed to meet load and reserve requirements and also when such power is available at a price lower than the cost of production. Details regarding purchased power are contained under the captions "Generating Capacity and Purchased Power" and "Future Energy Supply and Demand" in this Item 1. In addition, information regarding the cost of electric energy is contained under the caption "Energy Costs" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K Annual Report.

     Future Energy Supply and Demand. The Parent and the Company continue to be committed to meeting customer energy needs by providing reliable energy service at the lowest prudent cost and in an environmentally sound manner. Through the Integrated Resource Plan the Parent and the Company have responded to the changes that have occurred in the utility industry and have incorporated a significant number of conservation and demand reduction alternatives as well as purchased power from both utility and non-utility generators, into their energy strategy.

     The Demand-Side Management ("DSM") program involves efforts to control electric peak demand and energy usage, and addresses the need to improve plant utilization by making customer demand more complementary over time to the available capacity. DSM programs are available to all market segments. Through December 31, 1993, DSM efforts have reduced the annual need for increased generating capacity and energy by 97.9 Mw and 173,104 Mwh, respectively, both through programs administered by the Parent and the Company as well as through contracts with outside consultants pursuant to the competitive bidding program. The New York State Public Service Commission ("NYPSC") has consistently authorized the recovery of DSM costs, and in New Jersey, the Company's DSM costs are recoverable on a current basis.

     The Parent's Supply-Side Management program involves the acquisition of future increments of capacity and energy from both investor-owned utilities and from non-utility generators. The Parent has entered into several agreements in this regard.

     In 1990, the Parent entered into a power supply agreement ("Wallkill Agreement") with Wallkill Generating, L.P. ("Wallkill Generating"). The Wallkill Agreement was approved by the NJBRC in October 1991, and in July 1991 the FERC approved the rates contained in the Wallkill Agreement. Pursuant to the agreement, Wallkill Generating, a limited partnership formed by PG&E/Bechtel Generating Company (now U.S. Generating Company), has contracted to construct and operate a gas-fired combined cycle generating facility in the Town of Wallkill, N.Y. and sell 95 Mw of capacity and associated energy to the Parent. The original target date for commercial operation of this project as set forth in the Wallkill Agreement was April, 1994. Wallkill Generating has reported that construction of the project will begin in the spring of 1994 and it will be available for commercial operation in late 1995.

     In 1990, the Parent entered into a long-term power supply agreement ("State Line Agreement") with State Line Power Associates Limited Partnership ("State Line"). Under the terms of the State Line Agreement, State Line contracted to construct and operate a gas-fired combined cycle generating facility in the Borough of Ringwood, New Jersey and sell 100 Mw of capacity and associated energy to the Parent. In July 1992, the State Line Agreement was terminated by the Parent for, among other things, State Line's failure to make a required milestone payment pursuant to specified contract terms. On August 3, 1992, State Line filed suit against the Parent in the United States District Court for the Southern District of New York claiming that the Parent had wrongfully terminated the State Line Agreement. On January 7, 1994, State Line and the Parent settled all litigation relating to the State Line Agreement.

     In addition to the Wallkill Agreement, future increments of purchased capacity and energy have been contracted from investor owned utilities and the NYPA as previously described under the caption "Generating Capacity and Purchased Power" in this Item 1. In addition, the Parent has contracted to purchase approximately 90 Mw of capacity and associated energy from various Public Utility Regulatory Policies Act ("PURPA") Qualifying Facilities. These contracts include a contract between the Parent and Harriman Energy Partners, Ltd., ("Harriman Energy") a limited partnership, the general partner of which is Destec Holding, Inc. (formerly PSE, Inc.). This contract provides for the construction of a project that upon commercial operation, which Harriman Energy has reported to be in late 1996, would provide the Parent with approximately 57 Mw of capacity and associated energy for a period of 25 years. This contract has been approved by the NYPSC and the New Jersey Board of Regulatory Commissioners ("NJBRC").

     Construction has not been commenced on either the Wallkill
Generating or Harriman Energy projects and the Parent cannot predict whether either of these projects will be constructed. If either or both of these projects are not constructed, other economic sources of capacity and energy should be available to the Parent and the Company.

Diversified Activities

     The Company's wholly owned non-utility subsidiary, Saddle River Holdings Corp. ("SRH"), was established for the purpose of investing in non-utility business ventures and, through subsidiaries, is currently engaged in natural gas marketing and radio broadcasting. Capital contributions to SRH are borne by the Company's shareholder. Any losses or profits from investments in SRH accrue to the shareholder and are not included in the cost of service for ratemaking purposes. Gas marketing activities are conducted through a subsidiary, O&R Energy, Inc., which provides natural gas to industrial, commercial and institutional end users, gas distribution companies and electric generating facilities in 38 states. A subsidiary of O&R Energy, Inc., Millbrook Holdings, Inc., holds approximately twelve acres of non-utility real estate in Morris County, New Jersey. Broadcasting activities are conducted through Atlantic Morris Broadcasting, Inc., a subsidiary of SRH, which owns radio stations WKTU (FM) in Ocean City, New Jersey, WABT (FM) in Dundee, Illinois, WALL (AM) and WKOJ (FM) in Middletown, New York and WCSO (FM) and WLPZ (AM) in Portland, Maine.

		The Company's Consolidated Financial Statements include the results of operations of all diversified activities.  The diversified activities, which consist primarily of gas marketing activities, are considered to be a reportable business segment.  However, the net earnings realized from diversified activities are less than 10% of total net earnings and the identifiable assets of the diversified activities consist primarily of gas marketing receivables which generally have corresponding gas marketing payables.  Based on these factors, the disclosure related to the Company's diversified activities, as prescribed by Regulation S-K, has, with few exceptions, been omitted from other sections of this Form
10-K Annual Report.

Construction Program and Financing

     Construction Program. The construction expenditures, excluding allowance for funds used during construction ("AFDC"), of the Company for the period 1994 through 1998 are presently estimated at approximately $37 million, as set forth in the table below. The Company's construction program is under continuous review and the estimated construction expenditures are, therefore, subject to periodic revision to reflect, among other things, changes in energy demands, economic conditions, environmental regulations, construction delays, the level of internally generated funds and other modifications to the construction program.

              Forecasted Construction Expenditures (000's)

                              1994      1995      1996      1997       1998

Transmission & Substations   $  805    $1,270    $1,520    $3,565    $3,255
Electric Distribution         4,480     4,960     5,450     5,300     5,315
Electric General                115        25        25        25       530

  Total Construction         $5,400    $6,255    $6,995    $8,890    $9,100



     The Company's forecasted construction expenditures for the five year period 1994 through 1998 consists primarily of routine transmission and distribution projects for capital replacements or system betterments.

     Information regarding the Company's construction program is contained under the caption "Liquidity and Capital Resources" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K Annual Report, as well as in Note 10 of the Notes to Consolidated Financial Statements - "Construction Program" in Part IV, Item 14 of this Form 10-K Annual Report.

     Financing. During the three year period 1991-1993, the Company's total construction expenditures were financed with internally generated funds. It is expected that the construction expenditures for the years 1994-1998 will also be financed with internally generated funds. Additional information regarding the Company's financing activities is contained under the caption "Liquidity and Capital Resources" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 7 as well as in Note 7 of the Notes to Consolidated Financial Statements - "Cash and Short-Term Debt" of this Form 10-K Annual Report.

Regulatory Matters

     Regulation. The Company is subject to the jurisdiction of the NJBRC with respect to, among other things, rates, services, the issuance of securities, and accounting and depreciation procedures. In addition, approval by the NYPSC is required for the purchase of any securities of the Company by the Parent or for any capital contribution made to the Company by the Parent.

     The Company is also subject to the jurisdiction of the FERC with respect to the interstate transmission of electricity and certain other matters, including accounting, recordkeeping and reporting.

     The Company is also subject to regulation by various other Federal, state, county and local agencies under numerous regulations dealing with, among other things, environmental matters, energy conservation, long-range planning, fuel use, plant siting and gas pricing.

     Current Rate Activities. Information regarding the Company's rate activities is contained under the caption "Rate Activities" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, as well as in "Legal Proceedings" in
Part I, Item 3 of this Form 10-K Annual Report.

     Rate Relief. The amounts of rate relief approved by the NJBRC during the last five years are set forth in the following table:

                         Historical Rate Relief
                              1989 - 1993

                        Annual Amount        Overall Rate    Return on
                          ($000's)            of Return        Equity
Effective Date        Requested Granted      Granted (%)     Granted (%)

  1989-1991               -          -              -              -
    1/24/92          12,863      5,100          10.17          12.00
    1/01/93              (A)     1,685             (A)            (A)


     (A) Rate increase as ordered by the NJBRC to reflect the effect of revised legislation regarding gross receipts and franchise taxes. Rate recovery with interest is permitted over a ten year period.

     Information regarding possible rate impacts of certain events described under the caption "Events Affecting the Company" in this Item 1 is contained in Item 3 "Legal Proceedings", of this Form 10-K Annual Report.
Utility Industry Risk Factors

     The electric utility industry is exposed to risks relating to increases in fuel costs, numerous regulatory and environmental restrictions, delays in obtaining adequate rate relief, increases in the costs of construction and construction delays, the effects of energy conservation, the effect of weather-related sales and revenue fluctuations and meeting the growth of energy sales. The Company is, to some extent, experiencing all of these challenges. However, the impact on the Company has been less than for the utility industry in general, principally due to the Company's relatively low construction expenditures and low external financing requirements. The problems associated with nuclear energy have not affected the Company, as its Parent has no operating nuclear plants, nor any under construction, and has no plans for future participation in nuclear projects. Additional information on the recovery by the Company of its investment in the Parent's cancelled Sterling Nuclear Project, is contained in Note 3 of the Notes to Consolidated Financial Statements - "Sterling Nuclear Project" in Part IV, Item 14 of this Form 10-K Annual Report.

Competition

     There are competitive factors present in the industry which affect utility companies in varying degrees. Among these are the use by interruptible or dual-fuel customers of lower priced alternative fuels; the establishment of municipal distribution agencies; the presence of cogenerating systems, small power producers and independent power producers; and the increasing interest in, and research on, the development of energy sources other than those now in use.

     In recent years, changing laws and governmental regulation, combined with growing interest in self-generation and an increase in nonregulated energy suppliers has served to intensify the level of competition experienced by regulated utilities. The National Energy Policy Act of 1992 ("Energy Policy Act") is expected to bring major changes to the electric utility industry, including increased competition from a new category of wholesale electric generators which are exempt from the Public Utility Holding Company Act of 1935. The Energy Policy Act also empowers the FERC to require utilities, under certain circumstances, to provide open access to electric wholesalers for use of the utility's transmission systems.

     The Parent and the Company recognize the changes in the regulated utility environment and are committed to remain competitive in the core business. The Parent's and the Company's five year strategic plan has put forth as a corporate objective the achievement of a competitive edge by providing the most economical and effective energy service to customers. Such competitive factors are not expected to have a material effect on either the Parent or the Company for the foreseeable future.

Marketing

     The primary focus of the Company's marketing efforts is the efficient use of energy by the Company's residential, commercial and industrial customers. Existing programs being marketed include all state approved DSM programs as well as other energy conservation programs. The Company is also marketing the Job Development Rates authorized by the NJBRC. These rates offer discounts to firms locating to vacant buildings or expanding their operations.

Environmental Matters

     The Parent and the Company are subject to regulation by Federal, state, county and, to some extent, local authorities with respect to the environmental effects of its operations, including regulations relating to air and water quality, aesthetics, levels of noise, hazardous wastes, toxic substances, protection of vegetation and wildlife and limitations on land use. In connection with such regulation, various permits are required with respect to the Parent's and the Company's facilities. Generally, the principal environmental areas and requirements to which the Parent is subject are as follows:

     Water Quality. The Parent is required to comply with Federal and state water quality statutes and regulations including the Federal Clean Water Act ("Clean Water Act"). The Clean Water Act requires that the Parent's generating stations be in compliance with state issued State Pollutant Discharge Elimination System Permits ("SPDES Permits"), which prescribe applicable conditions to protect water quality. On
May 18, 1992, the Parent applied to the State of New York Department of Environmental Conservation (the "NYDEC") for the renewal of its SPDES Permit for the Lovett Coal Ash Management Facility. The existing permit expired on December 1, 1992, but remains in effect until issuance of a new permit. The Parent also has an SPDES Permit, effective
October 1, 1991 for its Lovett generating station.

     The Parent's Bowline Point generating station currently operates under a SPDES permit which expired on October 1, 1992. This permit remains in effect since a permit renewal application was filed on April 3, 1992, which was within the statutory deadline for renewal application. The Parent is now proceeding with the State Environmental Quality Review Act process as part of the permit renewal procedure.

     The Parent entered into a settlement with the United States Environmental Protection Agency (the "EPA") and others that relieved the Parent for at least 10 years from a regulatory agency requirement that, in effect, would have required that cooling towers be installed at the Bowline Point generating station. In return, the Parent agreed to certain plant modifications, operating restrictions and other measures. The settlement expired in May, 1991. On May 15, 1991, the Parent and others entered into an Interim Agreement with the NYDEC to continue specific operating conditions and other measures for a period from May 15, 1991 to September 30, 1992. Several interveners to the original settlement filed a civil action challenging the Interim Agreement's legality. On March 23, 1992, the parties to the Interim Agreement and interveners signed a Consent Order terminating litigation and agreeing to certain operating limitations and biological monitoring requirements. The Consent Order was due to expire on September 1, 1993. On August 5, 1993, the parties executed the First Amended Consent Order which extends the agreement through September 1, 1994.

     Air Quality. Under the Federal Clean Air Act, the EPA has promulgated national primary and secondary air quality standards for certain pollutants, including sulfur oxides, particulate matter and nitrogen oxides. The NYDEC has adopted, and the EPA has approved, the New York State Implementation Plan ("SIP") for the attainment, maintenance and enforcement of these standards. In order to comply with the SIP, the Parent burns #6 fuel oil at its Lovett and Bowline Point generating stations with a 0.37% maximum sulfur content by weight.

     Pursuant to the SIP, the Parent is governed by the following limitations when it is burning coal at Lovett Units 4 and 5: if one unit is burning, the Parent may emit sulfur dioxide at a rate not to exceed 1.5 lb/MMBTU, and if two units are burning, the Parent may emit sulfur dioxide at a rate not to exceed 1.0 lb/MMBTU per unit.

     The Clean Air Act Amendments of 1990, which became law on
November 15, 1990, could restrict the Parent's ability to meet increased electric energy demand after the year 2000 or could substantially increase the cost to meet such demand. Regulations pertaining to nitrogen oxide reduction and continuous emissions monitoring systems will require increased capital expenditures by the Parent totaling $26.2 million during 1994 through 1996 as follows: $8.2 million in 1994, $12.0 million in 1995 and $6.0 million in 1996. The Parent will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as additional regulations implementing these Amendments are promulgated.

     The NYDEC has proposed to revise the SIP to meet ozone attainment standards and to provide a mechanism for Title V emissions fee billing. Under the proposed fee revision, beginning in 1994, Title V sources which include the Parent's Lovett Plant and Bowline Point Plant will be required to pay an emission fee based upon actual air emissions reported to NYDEC at a rate of approximately $25 per ton of air emissions. The effect of the proposed revision, based on 1992 emissions would have been approximately $450,000.

     Toxic Substances and Hazardous Wastes. The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("Superfund"), provides that both the owners and operators of facilities where releases of hazardous substances into the environment have occurred or are imminent, and the generators and transporters of hazardous substances disposed of at the facilities, are, regardless of fault, jointly and severally liable for all response, removal and remedial action costs and also for damages to natural resources.

     As part of its operations, the Parent generates materials which are deemed to be hazardous substances under Superfund. These materials include asbestos and dielectric fluids containing polychlorinated biphenyls ("PCB's"), both of which are disposed of at licensed, off-site locations not owned by the Parent. Other hazardous substances may be generated in the course of the Parent's operations or may be present at Parent-owned locations.

     The Parent has from time to time, received process or notice of claims under Superfund or similar state statutes relating to sites at which it is alleged that hazardous substances generated by the Parent (and, in most instances, by a large number of other potentially responsible parties) were disposed of. Similar claims may be asserted from time to time hereafter, involving additional sites. Typically, many months, and sometimes years, are required to determine fully the probable magnitude of the cleanup costs for a site, the extent, if any, of the Parent's responsibility, the number and responsibility of other parties involved, the financial ability of the other parties to pay their proportionate share of any costs, and the probable ultimate liability exposure, if any, of the Parent. This process is still under way at most of the sites of which the Parent has notice, and the costs at some of these sites may be substantial. However, based on the information and relevant circumstances known to the Parent at this time, the Parent's share of these costs is not expected to be material.

     Environmental Expenditures. The Parent estimates that its expenditures attributable, in whole or in substantial part, to environmental considerations totaled $13.7 million in 1993.

     Compliance with Federal, state and local laws and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not anticipated to have a material financial impact on the Parent or the Company.

     Projected environmental expenditures are under continuous review and are revised periodically to reflect changes in environmental regulations, inflation, technology and other factors which are beyond the control of the Parent. Although the Parent and the Company are unable to predict the ultimate impact of environmental regulations on existing or proposed facilities or on the operations of the Parent or the Company, the Company believes that its expenditures for compliance with environmental regulations will be given appropriate rate treatment.

Research and Development

     The Company and its Parent support research and development agencies involved in utility research, provide funds for joint utility research projects and the Parent conducts its own internal program. Electric research and development expenditures of the Parent, a portion of which were borne by the Company based on the Company's use of the consolidated electric system capacity, amounted to approximately $4.0 million in 1993, $3.1 million in 1992, and $2.7 million in 1991.

     The Parent and the Company provide support to national agencies such as the Electric Power Research Institute. At the state level, the Parent and the Company support the Empire State Electric Energy Research Corporation and the New York State Energy Research and Development Authority.

     Generally, the Parent's internal research and development program concentrates on projects which uphold the corporate goal of providing safe and reliable electric and gas service to customers at a minimum price and in an environmentally acceptable manner. The program includes projects which seek improvement of generation and distribution systems, mitigation of environmental impacts of electric power generation, and advancement in customer utilization and conservation. Current projects include a demonstration of magnetic bearings on a power plant fan and motor, the development of a new technique for locating faults in underground cables, and the development of a methodology for measuring the impact of commercial and industrial demand-side management programs.

Franchises

     The Company has municipal consents or franchises covering substantially all the territory in which it operates, which consents or franchises have been approved by the NJBRC in every case in which such approval is required. In certain areas served by the Company, the original franchises were granted for limited periods, and have since expired. The Company, however, has operated in these areas for many years with the acquiescence of the municipal authorities and, in the opinion of outside counsel, its continued operation in these areas is lawful.

     None of the municipal consents or franchises held by the Company are exclusive. Under the present provisions of the public utility law of the State of New Jersey, no other private corporation can commence public utility operations in any part of the territory now served by the Company without obtaining a certificate of public convenience and necessity from the NJBRC. Such certificate would not be required with respect to a municipality furnishing electric service under the provisions of the statutes pertaining to municipalities. Municipal corporations, upon compliance with the provisions of the municipal law, are authorized to acquire the public utility service of any public utility company by purchase or by condemnation.

Employee Relations

     The Company does not have any employees other than officers. Personnel for Company operations are furnished by the Parent on a reimbursement basis. The Parent's current contract with Local 503 of the International Brotherhood of Electrical Workers ("IBEW"), representing 977 production, maintenance, commercial and service employees of the Parent became effective June 1, 1991 and expires June 1, 1994. This contract does not include supervisory employees. At December 31, 1993, the Company's non-utility subsidiary had 198 employees of which 51 were part-time employees, none of whom were covered by the Parent's contract with the IBEW or any other collective bargaining agreement.

ITEM 2. Properties

     The Company's property consists primarily of electric transmission and distribution facilities. These properties are required for the continued operation of the Company's major business segment. In addition, the Company maintains certain miscellaneous utility and non-utility property. The Company's facilities are in satisfactory condition, are suitable for the particular purpose for which they were acquired, and are adequate for the Company's present operations.

Electric Generating Facilities. The Parent's generating plants, all of which are located in New York State, are as follows:

                                               Maximum     Percent
                                               Summer        of        Net Mwh
                                               Net MW       Total     Generated
Plant Name         Units     Energy Source   Capability   Capability   In 1993

Swinging Bridge,     8
 Mongaup & Rio               Hydroelectric       25.8         2.5%      60,437
Grahamsville         1       Hydroelectric       18.0         1.8      103,941
Hillburn             1       Jet Fuel/Gas        37.0         3.6        2,509
Shoemaker            1       Jet Fuel/Gas        37.0         3.6        5,048
Lovett               5       Coal/Oil/Gas       501.7        49.2    1,869,967
Bowline Point        2       Oil/Gas            400.6 (1)    39.3      850,930
                                              1,020.1       100.0%   2,892,832



      (1)  Parent's share of maximum summer net megawatt capability.

     Electric Transmission and Distribution Facilities. The Company owns and operates 93 miles of transmission lines, 16 substations, 17,910 in-service line transformers and 1,160 miles of distribution lines. The electric transmission and distribution facilities of the Company are located within the Company's New Jersey service territory, which is described under the caption "Principal Business" in Item 1 of this Form 10-K.

     Miscellaneous Properties. The Company owns structures at different locations within the Company's service territory which are used as offices, service buildings, store houses and garages. The Company leases its principal office in Saddle River, New Jersey, as well as office space at other locations.

     Character of Ownership. The Company's major electric substations are located on land owned by the Company in fee.

     Electric transmission facilities of the Company (including substations) are, with minor exceptions, located on land owned in fee or occupied pursuant to perpetual easements. Electric distribution lines are located in, on or under public highways or private lands pursuant to lease, easement, permit, municipal consent, agreement or license, express or implied through use by the Company without objection by the owners. In the case of distribution lines, the Company owns approximately 60% of the poles upon which its wires are installed and has a joint right of use in the remaining poles on which its wires are installed, which poles are owned, in most cases, by telephone companies.

     The Parent's electric and gas plants are owned by the Parent except for the gas turbines at Hillburn and Shoemaker which are leased and the Bowline Point Plant which is jointly owned with Consolidated Edison Company of New York, Inc. and operated by the Parent.

     Substantially all of the utility plant and other physical property owned by the Company are subject to the lien of the indenture securing the first mortgage bonds of the Company.

ITEM 3. Legal Proceedings

Investigations and Related Litigation:

     On August 16, 1993, Linda Winikow, then a Vice President of the Parent and the Company, was arrested by the Rockland County (New York) District Attorney and charged with grand larceny, commercial bribery and making campaign contributions under a false name. In essence, the District Attorney alleged that Ms. Winikow (1) had been coercing or inducing certain vendors of goods or services to the Parent to make contributions to political candidates or causes, while arranging for some of those contributions to be, in effect, reimbursed by means of false or inflated invoices paid by the Parent, and (2) had used advertising contracts to try to influence news reports about the Parent. Two other former employees of the Parent who reported to Ms. Winikow were charged with grand larceny. Ms. Winikow was immediately placed on leave of absence by the Parent and the Company. The District Attorney also announced that he would commence an investigation of the Parent and the Parent announced that it would undertake its own investigation into the matters cited by the District Attorney. The Company's Board of Directors terminated Ms. Winikow's employment as of August 26, 1993. On the same day, the Parent's Board of Directors terminated Ms. Winikow's employment with the Parent.

     On October 5, 1993, the independent Directors of the Parent determined to terminate for cause the employment of James F. Smith as Chief Executive Officer of the Parent and to remove him as Chairman of the Board. On October 7, 1993, notice of such termination was delivered to Mr. Smith and he was suspended from all duties effective immediately. On the same day, the Board of Directors of the Parent appointed Victor
J. Blanchet, Jr. to serve as Acting Chief Executive Officer of the Parent. Mr. Smith had certain rights under his employment agreement with the Parent to take corrective action with respect to his termination for cause which lapsed, without such action being taken, on December 6, 1993. Mr. Smith also has the right to contest his termination for cause in an arbitration proceeding. Also effective as of October 7, 1993, the Parent, acting as sole shareholder of the Company, removed Mr. Smith as a Director of the Company and the Company's Board of Directors removed Mr. Smith from the offices of Chairman of the Board of Directors and Chief Executive Officer of the Company and appointed Mr. Blanchet to serve as Acting Chief Executive Officer of the Company.

     On October 6, 1993, Ms. Winikow pleaded guilty in the Supreme Court of the State of New York, County of Rockland, to grand larceny (a class D felony), commercial bribery (a class A misdemeanor) and making a campaign contribution under a false name (an unclassified misdemeanor) and, on November 10, 1993, the two former employees pleaded guilty to grand larceny (a class D felony). In pleading guilty to the felony count, Ms. Winikow stated she had been acting on behalf of the Parent. The presiding judge informed Ms. Winikow that her sentence would be based on her assistance to the prosecution in its investigation. Ms. Winikow's sentencing on these pleas is currently scheduled for April 7, 1994.

     On March 22 1994, a Rockland County Grand Jury indictment was returned charging Mr. Smith with eight felony counts of grand larceny and two misdemeanor counts of petit larceny. According to the press release issued by the Rockland County District Attorney on March 22, 1994, the ten count indictment charges Mr. Smith with stealing from the Parent by charging personal expenses to the Parent, including (i) approximately $7,300 to rent four vans and a panel truck that were used by Mr. Smith's son's film production company, including approximately $780 worth of parking summonses issued to the rental van and a car owned by the Parent that was being used by Mr. Smith's son' (ii) approximately $3,037 in moving costs to have Mr. Smith's daughter's belongings moved to Westchester County on two separate occasions and to have other belongings moved to Mr. Smith's summer home in Kennebunkport, Maine;
(iii) approximately $4,600 for assorted graphic printing, consisting of engagement invitations for both of his children, a hand-colored wedding program for his daughter, as well as printed directions to his Kennebunkport, Maine summer home; (iv) approximately $7,000 for holiday baskets for Mr. Smith's family members, friends and his Maine Realtor;
(v) approximately $1,100 for assorted holiday plants delivered to Mr. Smith's home; (vi) approximately $1,760 to have Mr. Smith's home cleaned following a boiler replacement; (vii) approximately $1,098 for printed materials associated with Mr. Smith's wife's election campaign for village trustee (which Mr. Smith subsequently repaid to the Parent after Ms. Winikow's arrest); (viii) approximately $2,000 for a surprise 50th birthday party for Mr. Smith's wife at the Parent's conference center facilities; (ix) approximately $300 worth of auto repairs made to Mr. Smith's son-in-law's automobile; and (x) approximately $600 worth of watches given by Mr. Smith to his children and their spouses. Mr. Smith was arraigned in Rockland County Supreme Court on March 22, 1994, and entered a plea of not guilty.

     On November 3, 1993, the Parent and the District Attorney executed a Joint Cooperation Agreement (the "Agreement"). As part of the Agreement, the District Attorney confirmed that, in light of the Parent's cooperation, as reflected by its undertakings in the Agreement, and in light of the clear demonstration by the Parent's Board of Directors of its determination to uncover all past improper activities of the types being investigated by the District Attorney and the New York State Public Service Commission ("NYPSC"), no criminal charge of any kind will be filed against the Parent or any of its affiliates or subsidiaries in connection with the District Attorney's investigation. The Agreement is annexed as Exhibit 99.1 to the Parent's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.

     On November 3, 1993, the New Jersey Board of Regulatory Commissioners ("NJBRC") commenced its periodic management audit of the Company. As a result of the events and investigations described above, the NJBRC audit includes, in addition to a standard review of operating procedures, policies and practices, a review of the posture of Company management regarding business ethics and a determination regarding the effect of such events on Company ratepayers.

     Under an agreement with the NJBRC to return to customers funds misappropriated by employees in connection with the events described above, the Company refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994. The Parent has also pledged to return any other funds that are discovered to have been misappropriated.

     On August 18, 1993, Feiner v. Orange and Rockland Utilities, Inc., a purported ratepayer class action complaint against the Parent, the Company, Ms. Winikow and others was filed in the United States District Court, Southern District of New York. The complaint names a number of "John Does" who are described as officers and directors of the Parent but does not identify any current or former officer or director by name except Ms. Winikow. The Feiner complaint alleges that the defendants violated RICO and New York common law by using false and misleading testimony to obtain rate increases from the NYPSC and used funds obtained from ratepayers in furtherance of an alleged scheme to make illegal campaign contributions and other illegal payments. Plaintiffs seek damages in the amount of $900 million (which they seek to treble pursuant to the RICO statute). The Parent and the Company intend to vigorously contest these claims and the Parent filed a motion to dismiss them on February 19, 1994.

     On August 31, 1993, Patents Management Corporation v. Orange and Rockland Utilities, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint, was filed in the Supreme Court of the State of New York, County of New York, against the Parent, all but one of the Directors and several other named defendants by an alleged shareholder of the Parent. Plaintiff claims that the named Directors breached their fiduciary duties by condoning the wrongful acts of Ms. Winikow or failing to exercise appropriate supervisory control over Ms. Winikow. Plaintiff requests that the Court require each Director to indemnify the Parent against all losses sustained by the Parent as a result of these alleged wrongful acts of Ms. Winikow. The defendants intend to vigorously contest these claims.

     On November 23, 1993, Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleges that various Securities and Exchange Commission filings of the Parent during the period March 2, and November 4, 1993, contained false and misleading information, and thereby violated Sections 11 and 12(2) of the Securities Act of 1933, by failing to disclose what the plaintiff alleges was a "scheme" by the Parent to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claims, during such period persons who purchased the Parent's stock through the Company's Dividend Reinvestment and Stock Purchase Plan did so at artificially inflated prices. The complaint seeks unspecified money damages. The Parent intends to vigorously contest these claims.

     On July 31, 1992, State Line Power Associates, Limited Partnership
v. Orange and Rockland Utilities, Inc., a complaint brought by a New Jersey partnership, was filed against the Parent in the United States District Court, Southern District of New York. The plaintiff had, pursuant to an Agreement dated October 11, 1990 (the Agreement), agreed to build a gas-fired combined cycle generating facility in Ringwood, New Jersey and sell 100 Mw of capacity and associated energy to the Parent. The complaint, which alleged that the Parent had improperly terminated the Agreement, sought compensatory damages in excess of $50 million and a declaratory judgment to the effect that the Parent remained obligated to purchase 100 Mw of capacity and associated energy from the plaintiff pursuant to the terms of the Agreement. In its answer to the complaint, the Parent denied the plaintiff's allegations. On January 7, 1994, the parties entered into a settlement agreement pursuant to which the Parent, without any admission of liability, paid to the plaintiff an amount that is not material to the financial condition of the Parent, and the plaintiff delivered to the Parent a release of all outstanding claims against the Parent. The Company will be responsible for payment of a portion of the settlement and related costs pursuant to the Power Supply Agreement.

Environmental

     The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain similar state statutes authorize various governmental authorities to issue orders compelling responsible parties to take cleanup action at sites determined to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. The Parent is a party to a number of administrative proceedings involving potential impact on the environment. Such proceedings arise out of, without limitation, the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Such proceedings are not, in the aggregate, material to the business or financial condition of the Parent or the Company.

     Pursuant to the Clean Air Act Amendments of 1990, which became law on November 15, 1990, a permanent nationwide reduction of 10 million tons in sulfur dioxide emissions from 1980 levels, as well as a permanent reduction of 2 million tons of nitrogen oxide emissions from 1980 levels must be achieved by January 1, 2000. In addition, continuous emission monitoring systems will be required at all affected facilities. The Parent has two base load generating stations that burn fossil fuels that will be impacted by the legislation in the year 2000. These generating facilities already burn low sulfur fuels, so additional capital costs are not anticipated for compliance with the sulfur dioxide emission requirements. However, installation of low nitogren oxide burners at Lovett Plant and operational modifications at Bowline Plant are expected to be required. Additional emission monitoring systems will be installed at both facilities. The Parent's construction expenditures for this work is estimated to be approximately $28.2 million from 1993 to 1996. Beginning with calendar year 1994, Title V sources (Bowline Point and Lovett) will be required to pay an emission fee. Each facility's fee will be based upon actual air emissions reported to NYSDEC at a rate of approximately $25 per ton of air emissions. (If this fee was in effect in 1992, the Parent's obligation would have been approximately $.5 million). The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as the regulations implementing these Amendments are promulgated.

     The Company will be responsible for a portion of the costs to comply with such regulations.

Regulatory Matters:

       On December 30, 1992, in connection with the Company's 1991 electric rate case (Docket No. ER910303565), the NJBRC issued a Decision and Order dealing with the appropriateness of additional tax liability placed on New Jersey utilities pursuant to New Jersey's June 1, 1991 tax legislation. Pursuant to this legislation the Company will be required to pay an additional combined approximate $16 million of gross receipts and franchise taxes in 1993 and 1994. In its Decision and Order, the NJBRC allowed the Company to recover this amount over a ten year period with interest on the unamortized balance at an annual rate of 7.5%. On February 26, 1993, Rate Counsel filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of New Jersey, Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On August 9, 1993, Rate Counsel filed its initial brief with regard to its appeal. Thereafter, on October 12, 1993, the Company filed its initial brief and on October 27, 1993 Rate Counsel filed its reply brief in this matter. Oral argument was held on March 7, 1994, on March 21, 1994 the Superior Court affirmed the NJBRC's December 20, 1992 Decision and Order.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

                                PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

     As more fully described in Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management" of this Form 10-K Annual Report, all of the outstanding common stock of the Company is owned by the Parent. There is no trading in any market for such common stock.

     As described in Note 4 of the Notes to Consolidated Financial Statements - "Retained Earnings" in Part IV, Item 14 of this Form 10-K Annual Report, the Company has various restrictions on the use of retained earnings for cash dividends, which are contained in or result from covenants in the Company's Mortgage Trust Indenture dated as of July 1, 1954, as supplemented. As of December 31, 1993 and 1992, approximately $7,501,600 was so restricted.

     It has not been the practice of the Company to pay quarterly common stock dividends to the Parent since 1984 although the Company has had sufficient unrestricted retained earnings and cash available for the payment of such dividends.

ITEM 6. Selected Consolidated Financial Data


                                ROCKLAND ELECTRIC COMPANY

                        (A Wholly Owned Subsidiary of Orange and
                                Rockland Utilities, Inc.)

                           Summary of Selected Financial Data
                              (000's except per share data)
                                                   Year Ended December 31,
                                       1993     1992       1991      1990       1989
Operating Revenues                  $459,130  $364,620   $276,592  $207,501   $131,818
Operating Expenses                   450,090   356,606    266,708   199,609    121,326
Operating Income                    $  9,040  $  8,014   $  9,884  $  7,892   $ 10,492


Net Income                          $  4,717  $  4,442   $  6,387  $  5,775   $  7,740
Dividends on Preferred Stock               -         -          -       243        336
Earnings Applicable to
  Common Stock                         4,717     4,442      6,387     5,532      7,404

Balance to Retained Earnings        $  4,717  $  4,442   $  6,387  $  5,532   $  7,404

Average Common Shares
  Outstanding                        112,000   112,000    112,000   112,000    112,000

Earnings Per Share                  $  42.12  $  39.66   $  57.02  $  49.39   $  66.11

Utility Plant                       $140,584  $134,365   $129,143  $110,908   $102,345
Less Accumulated
   Depreciation                       37,353    34,530     32,796    26,554     24,583
                                     103,231    99,835     96,347    84,354     77,762
Construction Work In Progress          2,815     3,616      2,593    12,603      7,046
Net Utility Plant                   $106,046  $103,451   $ 98,940  $ 96,957   $ 84,808

Total Assets                        $237,191  $200,735   $188,645  $164,727   $141,957

Long-Term Debt                      $ 43,870  $ 40,606   $ 41,822  $ 42,030   $ 28,216

ITEM 7. Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Financial Condition

     Financial Performance. In 1993, the Company's consolidated net income was $4.7 million, an increase of $.3 million from the $4.4 million earned in 1992. Earnings in 1992 decreased by $2.0 million, from the $6.4 million earned in 1991. Earnings per average common share outstanding in 1993 were $42.12, an increase of $2.46 from the $39.66 earned in 1992. Earnings per average common share for 1992 were $17.36 lower than 1991 earnings per share of $57.02. A discussion of the items causing the change in earnings is contained in the "Results of Operations."

     The Company's interest coverage, as computed under the terms of its mortgage indenture, was 3.3 times for the current year as compared to
2.9 times in 1992 and 3.6 times in 1991. The after tax interest and preferred dividend coverage was 2.42 times in 1993 as compared to 2.29 times in 1992 and 2.82 times in 1991.

     Events Affecting the Company.

     During the third quarter of 1993, the Rockland County (NY) District Attorney charged a then Vice President of the Parent and the Company with grand larceny, commercial bribery and making illegal political contributions and commenced a related investigation of the Parent. Two other former employees of the Parent reporting to the Vice President were charged with grand larceny. The Board of Directors of the Parent promptly formed a Special Committee of outside directors (Special Committee), with authority to take any steps deemed necessary or desirable, to conduct an independent investigation into such matters, in order to determine to what extent there were any other improprieties and to make recommendations as to any necessary remedial measures. The Special Committee has retained investigative counsel and an accounting firm to assist its inquiry.

     The New Jersey Board of Regulatory Commission (NJBRC) also began an investigation to determine the impact of these events on the Company's ratepayers. The Company is cooperating fully in the inquiries and has pledged to return to customers any funds that are discovered to have been misappropriated. Under an agreement reached with the NJBRC, the Company agreed to refund $94,100 to New Jersey ratepayers in February and March 1994 through reductions in the applicable fuel adjustment charges.

     On November 4, 1993 the Parent signed a Joint Cooperation Agreement with the Rockland County District Attorney's office which creates an Inspector General's office within the Parent to monitor its efforts to implement and maintain programs to ensure the highest ethical standards of business conduct. The agreement also specified a number of other steps the Parent will undertake to aid in the on-going investigation and prevent any recurrence. As a result of the agreement and the Parent's continued cooperation with the inquiry, the District Attorney has agreed not to file any criminal charges against the Parent or any of its subsidiaries in connection with the current investigation.

     The former officer of the Parent and the Company and two former employees of the Parent charged by the District Attorney subsequently pleaded guilty to all counts. The District Attorney's Office has identified $374,124 as representing the amount of consolidated funds misappropriated by these individuals. As part of their plea, the two former employees of the Parent agreed to a partial restitution agreement pursuant to which they will reimburse to the Parent and its subsidiaries a sum of $199,709 prior to their sentencing, scheduled for May 4, 1994.

     The investigations being conducted by the Special Committee of the Board of Directors of the Parent and the District Attorney, along with those of the NJBRC, are still under way. The Parent and the Company intend to take all appropriate actions to protect the interests of its customers and shareholders. It is not possible to predict at this time the extent of additional refunds that may be required by the NJBRC, if any.

     During 1993 the Company incurred expenses of $1.3 million for legal counsel, accountants, and other consultants in connection with the investigation and related matters. These activities are currently anticipated to continue through the first half of 1994. It is currently estimated that the Company will incur from $.7 to $1.3 million of expenses in 1994 to conclude the investigation. These expenditures are not recoverable from ratepayers. The Company will attempt to offset these costs to the extent possible by achieving savings in the cost of operations during the year.

     During the fourth quarter, James F. Smith was terminated for cause as Chief Executive Officer of the Parent and the Company and removed as Chairman of the Board of Directors of the Parent, and Victor J.
Blanchet, Jr. was appointed to serve as Acting Chief Executive Officer of the Parent and the Company.

     In order to fully protect its interests the Parent, has initiated lawsuits in federal and state courts to recover misappropriated funds. In related activities, two lawsuits have been brought by shareholders and another by ratepayers seeking damages resulting from these events. For more information on these legal proceedings, refer to Note 10 of the Notes to Consolidated Financial Statements.

     Rate Activities.

     In January 1992, an increase in electric rates of $5.1 million was granted by the NJBRC in response to the Company's March 18, 1991 petition requesting a $12.9 million increase in base rates. This increase includes a 12% rate of return on equity. In addition, the NJBRC initiated a Phase II proceeding in this case to address the effect of tax legislation adopted June 1, 1991. That legislation changed the procedure under which certain taxes are collected from the State's utilities. Previously, the Company had been subject to an effective gross receipts and franchise tax of 12.5%, which the utilities paid in lieu of property taxes. The new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment to the State of New Jersey of the taxes collected. As a result, the Company is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992, the NJBRC approved the recovery of the additional tax over a ten-year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unamortized accelerated payments is included in Deferred Revenue Taxes in the accompanying financial statements.

     On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of New Jersey Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On August 9, 1993, Rate Counsel filed its initial brief with regard to its appeal. Thereafter, on October 12, 1993, the Company filed its initial brief and on October 27, 1993, Rate Counsel filed its reply brief with regard to this matter. Oral argument was held on March 7, 1994, and on March 21, 1994 the Superior Court affirmed the NJBRC's December 30, 1992 Decision and Order.


Results of Operations

     The discussion which follows identifies the principal causes of significant changes in the amount of revenues and expenses affecting net income, by comparing 1993 to 1992 and 1992 to 1991. The discussion should be read in conjunction with the Notes to Consolidated Financial Statements which immediately follow the financial statements contained in this Form 10-K Annual Report.

     Changes in net income during the periods presented in the accompanying Consolidated Statements of Income and Retained Earnings are highlighted as follows:

     Increase (Decrease)
     From Prior Year                            1993             1992
                                                (Thousands of Dollars)
     Utility Operations:
        Operating revenues                    $ 6,926        $  (385)
        Energy Costs                             (522)        (2,720)
        Net revenues from utility operations    7,448          2,335
     Other utility operating expenses           5,751          4,008
     Diversified activities-net                  (661)          (198)
     Income from Operations                     1,036         (1,871)
     Other income and deductions                 (845)           (49)
     Interest charges net of AFDC                 (84)            25
        Net Income                            $   275        $(1,945)


     Utility Revenues. Revenues increased by 5.5% or $6.9 million, in 1993, after decreasing 0.3% or $0.4 million in 1992. These changes were attributable to the following factors:


     Increase (Decrease)
     From Prior Year                         1993              1992
                                             (Thousands of Dollars)
     Retail Sales:
       Base rates                          $ 4,847            $ 4,259
       Fuel recoveries                      (1,311)            (3,071)
       Sales volume                          3,492             (1,566)
     Other operating revenues                 (102)                (7)
          Total                            $ 6,926            $  (385)


     Fuel recovery revenues represent amounts collected pursuant to the levelized fuel adjustment clause included in the Company's tariff schedule, as authorized by the NJBRC. During 1993, the fuel recovery rate fell to approximately 2.74 cents per kilowatt hour from the 2.94 cents per kilowatt hour recovered during 1992 and 3.23 cents per kilowatt hour during 1991.

     Revenue increases due to higher sales volumes reflect an increase in kilowatt hour sales during 1993 of 3.6%. Total sales in 1993 amounted to 1,239.6 million kilowatt hours. During 1992 sales volumes totaled 1,196.2 million kilowatt hours or a 1.7% decrease over the 1991 level of 1,219.6 million kilowatt hours. The increase in 1993 was the result of the warmer weather during the summer months of 1993 compared to the same period of 1992, coupled with an increase in the average number of customers. The decrease in 1992 was primarily attributable to cooler summer weather, partially offset by the increase in number of customers compared to 1991.

     Energy Costs. All of the energy requirements of the Company are furnished by its Parent pursuant to a contract approved by the FERC.

     Energy costs are adjusted to match revenues recovered through the operation of the levelized electric energy adjustment clause. The cost of power purchased from the Parent decreased by .8% and 3.9% for the years 1993 and 1992, respectively. The components of the changes in electric energy costs are as follows:

     Increase (Decrease)
     From Prior Year                          1993             1992
                                              (Thousands of Dollars)

     Prices paid for purchased power        $  (548)          $ 2,259
     Changes in kilowatt hours purchased      1,791            (1,462)
     Deferred fuel charges                   (1,765)           (3,517)
        Total                               $  (522)          $(2,720)


     The average price paid per kilowatt hour purchased during 1993 amounted to 5.12 cents compared to 5.16 cents during 1992 and 4.99 cents during 1991. Any fluctuations in the price paid per kilowatt hour are reflective of the Parent's costs to generate or purchase electricity, particularly the cost of fuel used in electric production.

     Other Utility Operating Expenses. The increases (decreases) in other operating expenses are presented in the following table:

     Increase (Decrease)
     From Prior Year                           1993             1992
                                              (Thousands of Dollars)

     Other operation & maintenance          $ 2,994           $ 5,055
     Depreciation                               151               321
     Taxes                                    2,606            (1,368)
         Total                              $ 5,751           $ 4,008



     Other Operation and Maintenance. The cost of conservation programs increased other operation and maintenance expenses in 1993 by $2.9 million and 1992 by $3.1 million. These costs are recoverable in revenues on a current basis. The remaining increase in 1993 was the result of higher operation expenses associated with inflation. The increase in 1992 is primarily the result of an increase in the Company's circuit maintenance programs along with inflationary increases.

     Depreciation. Depreciation expenses increased $0.2 million and $0.3 million in 1993 and 1992, respectively. These increases are the result of plant additions in both years.

     Taxes. The Company's tax expense increased by $2.6 million in 1993 after decreasing by $1.4 million in 1992. Taxes other than income taxes increased $1.4 million in 1993 after a decrease of $0.4 million in 1992. The 1993 increase is the result of increases in gross receipts and franchise tax. Federal income tax expense increased by $1.2 million in 1993 following a $1.0 million decrease the year before. Changes in Federal income taxes are detailed in Note 2 of the Notes to Consolidated Financial Statements under the caption "Federal Income Taxes" in Part IV, Item 14 of this Form 10-K Annual Report.

     Diversified Activities. The Company's diversified activities, which are conducted through it's wholly owned non-utility subsidiaries, consist of natural gas marketing and radio broadcasting activities.

     Revenues from diversified activities increased $87.6 million and $88.4 million in 1993 and 1992, respectively. The increased revenues in both years is primarily the result of increased sales volumes from gas marketing activities. However, an extremely competitive market for non-utility gas sales in 1993 resulted in significantly lower gross profit margins on these sales when compared to 1992. This resulted in a decrease in operating income of $0.7 million in 1993 after a decrease of $0.2 million in 1992.

     The increase in gas marketing payables and receivables are directly related to the favorable increase in customers and higher sales volumes. Gas marketing payables increase proportionately to gas marketing receivables.

     A description of the non-utility subsidiaries of the Company is included in Part I, Item 1 of this Form 10-K Annual Report under the caption "Diversified Activities." The Company will continue to look to its gas marketing activities to increase operating results in the future while the Company's radio broadcasting activities have been, and will continue to be, affected by the economy.

     Other Income, Deductions and Interest Charges. Other nonoperating income, net of deductions and interest charges, decreased by $0.9 million during 1993 after decreasing by $0.3 million during 1992. The most significant reason for the decrease was the cost of the investigation and related matters described under the caption "Events Affecting the Company" in this Item 7, which amounted to $1.3 million. The fluctuation in net nonoperating income is also a result of fluctuations in interest expense items as well as the change in allowance for funds used during construction from the previous year.

Liquidity and Capital Resources

     Utility construction expenditures, net of AFDC, amounted to $6.5 million, $7.6 million and $8.5 million during 1993, 1992 and 1991, respectively. The expenditures represent fixed asset replacements and are predominantly associated with the Company's transmission and distribution systems. During that three year period, the total construction expenditures, including those from diversified activities, were financed with internally generated funds. The Company estimates that its 1994-1998 capital requirements, which include construction expenditures and funds required for debt maturities, will be as follows:
1994 - $6,291,000; 1995 - $9,220,000; 1996 - $8,007,000; 1997 -
$8,890,000; and 1998 -$9,100,000. It is expected that these capital requirements will be financed with internally generated funds. Information regarding the Company's construction program is contained in
Part 1, Item 1 of this Form 10-K Annual Report under the caption Construction Program and in Note 10 of the Notes to Consolidated Financial Statements - under the caption "Construction Program" in Part IV, Item 14 of this Form 10-K Annual Report.

     At December 31, 1993, the Company had available bank lines of credit of $10.0 million, against which no short-term borrowings were outstanding. For additional information regarding the Company's short-term borrowings, see Note 7 of the Notes to Consolidated Financial Statements under the caption "Cash and Short Term Debt" in Part IV, Item 14 of this Form 10-K Annual Report.

     The Company's capital structure at the end of 1993 was 67% common equity and 33% long-term debt. The Company was required under the terms of its Sixth Supplemental Indenture to make an annual sinking fund payment on June 14 of each year of $240,000 with respect to its Series "F" Bonds and, pursuant to its Seventh Supplemental Indenture, to make sinking fund payments of $333,000 on January 31 of each year with respect to its Series "G" Bonds. During 1992 and 1991 cash payments were made to satisfy both requirements and during 1993 both issues were redeemed. On February 25, 1993 the Company sold $20 million of First Mortgage 6% Bonds, Series I due 2000 (Series I Bonds). The Series I Bonds were sold at a discount to yield 6.11% to the public. The net proceeds to the Company from the sale of the Series I bonds were used to pay the principal and redemption premium on an aggregate of $16,017,000 of the Company's outstanding First Mortgage Bonds and for other corporate purposes. The principal amount and series of First Mortgage Bonds refunded on March 27, 1993 were: $5,000,000 of 9 1/8% bonds, Series D due 2000; $6,000,000 of 7 7/8% Bonds, Series E due 2001; $3,680,000 of 8.95% Bonds, Series F due 2004; and $1,337,000 of 10%
Bonds, Series G due 1997. Cash payments totaling $333,000 were made to satisfy the Series G sinking fund requirement of the Company in 1993.

     SRH and its subsidiaries also maintain certain lines of credit and undertake long and short-term borrowings or make investments from time to time. At December 31, 1993 SRH and its' subsidiaries had outstanding loans aggregating $2.9 million, the proceeds of which were used to make investments in broadcasting properties. In addition, O&R Energy, Inc., a subsidiary of SRH had an available line of credit and standby letters of credit which together amounted to $15.0 million and under which $1.2 million was outstanding at December 31, 1993. Non-utility temporary cash investments amounted to $685,000 at year end.

Credit Ratings

     The credit ratings of the Company's First Mortgage Bonds are as follows:

                                                        Company
                                                    First Mortgage
     Agency                                              Bonds
     Moody's Investors Service, Inc.                      A2
     Standard & Poor's
       Corporation                                        A+


     The Company's First Mortgage Bonds are not rated on a stand-alone basis. They are reviewed annually in conjunction with the debt, preferred stock and commercial paper ratings of the Parent. The ratings assigned to the Company's securities by the rating agencies are not a recommendation to buy, sell or hold the Company's securities, but rather are assessments of the credit-worthiness of the Company's securities by the rating agencies.

Other Developments

     SFAS No. 112.

     In November 1992 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits", (SFAS No. 112), which requires the recognition of postemployment benefits, such as salary continuation, severance pay, and disability benefits, provided to former or inactive employees on an accrual basis. The Company currently recognizes the cost of such benefits as they are paid. Adoption of SFAS No. 112 is mandatory for fiscal years beginning after December 15, 1993. The Company anticipates adopting this accounting standard in 1994; however, it does not expect adoption to have a material adverse effect on the Company's results of operations.

Inflation

     The Company's utility revenues are based on rate regulation, which provides for recovery of operating costs and a return on rate base. Inflation affects the Company's construction costs, operating expenses and interest charges and can impact the Company's financial performance if rate relief is not granted on a timely basis. Financial statements, which are prepared in accordance with generally accepted accounting principles, report operating results in terms of historic costs and do not recognize the impact of inflation.

ITEM 8. Financial Statements and Supplementary Data

     The financial statements and schedules required by this Item are contained on pages 41 through 65 of this Form 10-K Annual Report. Such information is listed in Item 14(a)(1) "Financial Statements" on page 37 of this Form 10-K Annual Report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On February 10, 1994, the Executive Committee of the Board of Directors of the Parent appointed the accounting firm of Arthur Andersen & Co. to audit the books, records and accounts of the Parent and the Company for the 1994 fiscal year. The appointment of Arthur Andersen & Co. is subject to the approval of the Parent's shareholders at the Annual Meeting to be held on May 11, 1994.

     The accounting firm of Grant Thornton audited the Company's consolidated financial statements for 1993 and prior years. Upon recommendation of the Audit Committee, the Board of Directors of the Parent decided to solicit bids for the performance of auditing services for the Parent and the Company for 1994. Bids were received from six public accounting firms, including Grant Thornton. Based on a review of the competing bids, the Audit Committee believed that the selection of Arthur Andersen & Co. would be in the best interests of the Parent and the Company and recommended such selection to the Parents Board of Directors.

     The reports of Grant Thornton on the Company's consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope or accounting principals, except that the report for 1993 was modified by inclusion of an explanatory paragraph regarding the uncertainty of the pending investigations of the Parent and related litigation described in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993. Since January 1, 1992, there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreements in connection with its report.


                                PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

     The persons listed below are the Directors of the Company; Messrs. Blanchet and Chambers were elected to the Board in April 1993, and Mr. Vanderhoef was elected to the Board in March 1994, by the Parent, as sole holder of the Company's common stock, to hold office for one year or until their successors are elected and qualified.

                              Principal Occupation;
                              Business Experience
Name                    Age   Past Five Years                   Since (2)


Victor J. Blanchet       52   President, Chief Operating           1991
                               Officer and Director of the
                               Company, the Parent and Pike.
                               Acting Chief Executive Officer (1)

Patrick J. Chambers, Jr. 59   Senior Vice President,               1980
                               Chief Financial Officer and
                               Director of the Company, the
                               Parent and Pike (1)

H. Kent Vanderhoef       71   Acting Chairman of the Parent's      1994
                               Board of Directors; Director of
                               the Company and Pike;
                               Director and former Chairman of
                               the Board of Directors and Chief
                               Executive Officer, Kay-Fries, Inc.,
                               Rockleigh, New Jersey, a chemical
                               manufacturer.  Mr. Vanderhoef was
                               president of Kay-Fries until 1981
                               and, from 1983 until 1990, was a
                               consultant to that company.  Director,
                               Rockland Country Club Foundation.
                               Chairman, Executive Committee of
                               the Parent's Board of Directors and
                               Member, Audit Committee of the Parent's
                               Board of Directors.


    (1) The business experience of this director is contained under the heading "Identification of Executive Officers and Business Experience" in this Item 10.

    (2) Denotes date of election to the Board of Directors. Identification of Executive Officers and Business Experience

    The executive officers of the Company are also officers of the Parent and Pike. All of the executive officers of the Company are appointed on an annual basis at the first Board of Directors' meeting following the annual meeting.


Officer, Age and Title               Business Experience Past Five Years of

Victor J. Blanchet, Jr., 52          Acting Chief Executive Officer since
Acting Chief Executive Officer,      October 7, 1993.
President and Chief Operating        President and Chief Operating Officer
Officer                              since January 1991.  Executive Vice
                                     President from April 1990 until
                                     January 1991.  Vice President from
                                     1977 to April 1990.

Patrick J. Chambers, Jr., 59         Senior Vice President since 1978 and
Senior Vice President and            Chief Financial Officer since 1979.
Chief Financial Officer

Robert J. Biederman, Jr., 41         Vice President since April 1990.
Vice President, Transmission         Director of Operations from 1986
and Distribution                     until April 1990.

Terry L. Dittrich, 48                Acting Controller since
Acting Controller                    March 18, 1994.  Director of
                                     Accounting since April 1990.  Manager
                                     of Accounting from 1985 to April 1990.

Frank E. Fischer, 60                 Vice President since 1978.
Vice President, Engineering
and Production

Gerard A. Maher, 59                  Assistant Secretary since April 1989.
Assistant Secretary and              Assistant Treasurer since April 1990.
Assistant Treasurer                  Assistant General Counsel from
                                     April 1989 to August 1991.  Partner,
                                     Nixon, Hargrave, Devans & Doyle
                                     from November 1986 to March 1989.

Robert J. McBennett, 51              Treasurer since April 1984.
Treasurer

Victor A. Roque, 47                  General Counsel since April 1989.
Vice President, General Counsel      Vice President and Secretary since
and Secretary                        January 1987.  Senior Attorney from
                                     1981 to January 1987.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below shows all compensation awarded to, earned by or paid to persons serving as Chief Executive Officer in 1993 for services rendered in all capacities to the Company and its subsidiary during the fiscal years ended December 31, 1993, December 31, 1992 and December 31, 1991. There were no other executive officers during 1993 whose total annual salary and bonus exceeded $100,000:

                                                    SUMMARY COMPENSATION TABLE
                                            ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                                            Other              Awards           Payouts           All
                                                            Annual       Restricted               LTIP           Other
                                     Salary   Bonus    Compensation      Stock       Options/    Payouts   Compensation
Name & Principal Position      Year    ($)     ($)(1)      ($)(2)      Award(s)(3)    Sars(3)     ($)(4)       ($)(6)
Victor J. Blanchet, Jr.        1993  76,920       0            0            none        none         0 (5)      3,842
President, Chief               1992  68,100  21,665            0            none        none    14,125          2,880
  Operating Officer                                                                             14,125
  and Acting Chief             1991  60,000  24,480            0            none        none     5,342          1,836
  Executive Officer
James F. Smith                 1993 111,595       0       11,831            none        none         0 (5)     10,904
Former Chairman of the         1992 117,107  36,077        3,962            none        none    42,745         10,806
  Board of Directors and                                                                        42,745
  Former Chief Executive       1991 111,932  46,022          254            none        none    29,642          8,897
  Officer

(1) Pursuant to the Incentive Plan (described in the following section), the amount of annual awards depends upon the level of achievement of one-year goals. If performance is below a minimum level, no award is earned. Actual amounts of annual awards earned under the Plan are shown. All decisions with regard to payments for the achievement of 1993 goals have been deferred until after the investigation has been concluded. Mr. Smith will not receive a payment.

(2) Interest in excess of 120% of the long-term federal rate, with compounding, prescribed under section 1274(d) of the Internal Revenue Code, paid or payable on compensation deferred at the officer's election.

(3) At the end of the last fiscal year, the Company had no program or plan that awards restricted stock, stock options or stock appreciation rights.

(4) Pursuant to the Incentive Plan, the amount of long-term awards depends upon the achievement of long-term goals. If performance is below a minimal level, no award is earned. Installments of long-term incentive awards earned for the period 1986-1988 which were paid or payable in 1991, and awards earned for the period 1989-1991 which were paid or payable in 1992 are shown.

 (5) The long-term incentive award earned for the period 1989-1991 is payable in three annual installments beginning in 1992. The first installment was paid in February 1992. The second installment, which ordinarily would have been made in February 1993, was approved by the Parent's Board of Directors for payout in December 1992. Consequently, no payment of the long-term incentive award was made in 1993.

(6) Interest earned on long-term incentive awards which were deferred under the terms of the Incentive Plan and not at the election of the officer. In 1993, the amounts were: Mr. Smith, $9,570; and Mr. Blanchet $3,842. In addition, Mr. Smith's compensation reflects the average annual premium of $1,334 for a supplemental long-term disability insurance policy purchased for him in 1991.

(7) Upon notice of his termination for cause, Mr. Smith was suspended from all duties with pay during the period in which he was entitled to take corrective action with respect to his termination for cause, which lapsed on December 6, 1993. However, the Company ceased paying Mr Smith's salary effective November 30, 1993 after Mr. Smith filed an election to commence receiving his pension plan benefits as of such date.

     Incentive Plan. The Parent has an Incentive Compensation Plan ("Incentive Plan") for officers and certain other key executives, as specified on an annual basis. The Incentive Plan established a system of awards for the achievement of one-year goals and three-year goals. Payment of the three-year award is made over a three-year period beginning the year following the end of the cycle. The current three-year award cycle is for the period 1992 through 1994. The Compensation Committee of the Parent's Board of Directors approves the setting of goals and objectives upon which incentive compensation awards are based and submits these goals and objectives to the Parent's Board of Directors for approval. The three-year goals for the three-year period 1992 through 1994 include the attainment of a target return on equity, retail price comparisons for electric and gas operations and the achievement of demand-side management objectives. At the end of each Incentive Plan year an amount is accrued towards the payment of incentive compensation based upon the three-year goals. The incentive compensation based upon the three-year goals may be more or less than the portion so set aside, depending upon the level of achievement actually attained. A portion of the three-year award may be deferred at the discretion of the Parent's Board of Directors until the participant's retirement, death, disability or severe hardship. The following table sets forth the dollar value of the range of the estimated payouts under the Incentive Plan. The amounts reported in columns (d), (e) and (f) of the following table represent amounts estimated for fiscal year 1993 assuming, respectively, (i) the achievement of a minimally acceptable level of performance under the Incentive Plan (if performance is below this minimal level, no award will be paid); (ii) the achievement of certain goals which are formulated in each case to be attainable during the calendar year, absent major changes in external factors over which the Company may have little control; or (iii) the achievement of certain goals at a level which theoretically can be attained during the calendar year, but cannot be attained if any external factors adversely affect the achievement of the goals.

     Subsidiary Performance Plan. In 1992, a Performance Unit Incentive Plan (the "Performance Unit Incentive Plan") was adopted by the Parent and certain of its wholly-owned non-utility subsidiaries. The Performance Unit Incentive Plan, administered by the Compensation Committee, was designed to provide incentive awards to certain qualifying individuals in the Company and its subsidiaries, including O&R Energy, Inc. and Atlantic Morris Broadcasting, Inc. (together, the "Participating Companies"). Pursuant to the Performance Unit Incentive Plan, in 1992 certain key employees of the Participating Companies, including Messrs. Smith and Chambers ("Participants"), were granted awards entitling each of them to certain rights, measured as Performance Units. Each Performance Unit gives each Participant the opportunity to receive up to 1% of the combined net gain in value of the Participating Companies over a starting net value measured as the combined initial investment in each of the Participating Companies ("Starting Value").
If the percentage of net gain over the Starting Value does not exceed the average corporate bond rate, Participants will not be entitled to any payout under the Performance Unit Incentive Plan. Under the terms of the Performance Unit Incentive Plan, the award held by Mr. Smith has been cancelled as a result of his termination for cause.

     With respect to the Performance Unit Plan, the following table sets forth in column (b) the number of Performance Units awarded, while the amounts reported in columns (d) and (e) represent amounts, including those attributable to the Company estimated, respectively, (i) assuming no gain in net value over the Starting Value and (ii) based on an average 1992 quarterly corporate bond rate of 8.13%.

         LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR
(a)                                   (b)            (c)               (d)         (e)       (f)
                                                                 Estimated Future Payouts Under
                                                                   Non-Stock Price Based Plans
                                   Number      Performance       Threshold      Target   Maximum
Name                              of Units  Cycle Ending Date        $            $         $
Victor J. Blanchet, Jr. (1)           -          12/31/94          2,124       21,240    31,860
James F. Smith (2)                    -          12/31/94              0            0         0
                                      0          12/31/97              0            0         0

_____________

(1)  Estimated long-term awards under the Parent's Incentive Plan.
(2) Rights under the Performance Unit Incentive Plan and the Incentive Compensation Plan were canceled as a result of Mr. Smith's termination for cause.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management


                                              Amount and
                                              Nature of
                          Name of             Beneficial        Percent
Title of Class        Beneficial Owner        Ownership         of Class


Common Stock -        Orange and Rockland
$100 Par Value        Utilities, Inc.         112,000           100%
                      (Parent)


ITEM 13.  Certain Relationships and Related Transactions

          None.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

(a)(1)   Financial Statements:

     The following consolidated financial statements of the Company are included in Part II, Item 8.
                                                                  Page

Report of Independent Certified Public Accountants.                 42

Consolidated Balance Sheets as of December 31, 1993 and 1992.       44

Consolidated Statements of Income and Retained Earnings             46
  for the Years Ended December 31, 1993, 1992 and 1991.


Consolidated Cash Flow Statements
  for the Years Ended December 31, 1993, 1992 and 1991.             47

Notes to Consolidated Financial Statements.                         48


(a)(2)   Financial Statement Schedules:
                                                                  Page

Property, Plant and Equipment and Non-utility Property
  for the Years Ended December 31, 1993, 1992 and 1991.
  (Schedule V).                                                     66

Accumulated Depreciation, Depletion and Amortization of
  Property, Plant and Equipment and Non-utility Property
  for the Years Ended December 31, 1993, 1992 and 1991
  (Schedule VI).                                                    69

Valuation and Qualifying Accounts and Reserves for the Years
  Ended December 31, 1993, 1992 and 1991 (Schedule VIII).           72

Supplementary Income Statement Information for the
  Years Ended December 31, 1993, 1992 and 1991 (Schedule X).        73

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

(a) (3) Exhibits

 *3.1 Certificate of Incorporation, as amended through November 5, 1987. (Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1992, File No. 2-36005).

  3.5    By-Laws, as amended through October 7, 1993.

 *4.1 Mortgage Trust Indenture of Rockland Electric Company, dated as of July 1, 1954. (Exhibit 2.16 to Registration Statement No. 2-14159).

 *4.4 Third Supplemental Indenture of Rockland Electric Company, dated as of August 15, 1965. (Exhibit 4.23 to Registration Statement No. 2-24682).

 *4.10 Ninth Supplemental Indenture of Rockland Electric Company, dated as of March 1, 1993. (Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 1992, File No. 2-36005).

 *10.0 Joint Operating Agreement, dated as of February 5, 1976 between Orange and Rockland Utilities, Inc. and the Company. (Exhibit
         10.0 to Form 10-K for Fiscal year ended December 31, 1989, File No. 2-36005).

  10.1 Power Supply Agreement, dated as of January 1, 1993 between Orange and Rockland Utilities, Inc. and the Company, as filed with the Federal Energy Regulatory Commission.

*+10.3 Performance Unit Incentive Plan effective December 3, 1992. (Exhibit 10.3 to Form 10-K for the fiscal year ended
         December 31, 1992, File No. 2-36005).

*+10.4 Award Agreement under the Performance Unit Incentive Plan applicable to P. J. Chambers, Jr. dated December 3, 1992. (Exhibit 10.4 to Form 10-K for the fiscal year ended
         December 31, 1992, File No. 2-36005).

*+10.5 Award Agreement under the Performance Unit Incentive Plan applicable to J. F. Smith dated December 3, 1992. (Exhibit
         10.5 to Form 10-K for the fiscal year ended December 31, 1992, File No. 2-36005).

*22      Subsidiaries of the Company.
         (Exhibit 22 to Form 10-K for the fiscal year ended
         December 31, 1992, File No. 2-36005).

*Incorporated by reference to the indicated filings.
+Denotes Executive Compensation Plans and Arrangements


(b)      Reports on Form 8-K

         On February 17, 1994, the Company filed a Current Report on Form 8-K, dated February 10, 1994, reporting, under Item 4. "Changes in Registrant's Certifying Accountant", the appointment by the Executive Committee of the Parent's Board of Directors of the accounting firm of Arthur Andersen & Co. to audit the books, records and accounts of the Company and its subsidiaries for the 1994 fiscal year.

         On February 22, 1994, the Company filed a Form 8-K/A dated February 22, 1994, amending the February 10, 1994 Form 8-K to include as Exhibit 16, a letter from the accounting firm of Grant Thornton, which firm audited the Company's consolidated financial statements for the 1993 fiscal year and prior years.

                               SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ROCKLAND ELECTRIC COMPANY
                                              (Registrant)



                                  By   VICTOR J. BLANCHET JR.

                                       (Victor J. Blanchet, Jr.
                                       Acting Chief Executive Officer,
                                       President, Chief Operating
                                       Officer and Director)

Date:    March 25, 1994


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature and Title                   Capacity in Which Signing


         VICTOR J. BLANCHET, JR.               Chief Operating
         (Victor J. Blanchet, Jr.,             Officer; Director
         Acting Chief Executive Officer,
         President and Chief Operating Officer)


         PATRICK J. CHAMBERS, JR.              Principal Financial
         (Patrick J. Chambers, Jr.,            Officer; Director
         Senior Vice President and
         Chief Financial Officer)



         TERRY L. DITTRICH                     Principal Accounting
         (Terry L. Dittrich,                   Officer - Acting
         Acting Controller)





Date:    March 25, 1994

                        ROCKLAND ELECTRIC COMPANY

   (A WHOLLY OWNED SUBSIDIARY OF ORANGE AND ROCKLAND UTILITIES, INC.)

      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                             WITH REPORT OF

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS










                     Prepared for filing as part of
                        Annual Report (Form 10-K)
                to the Securities and Exchange Commission

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors of
Rockland Electric Company and Subsidiary


     We have audited the accompanying consolidated balance sheets of Rockland Electric Company (a wholly owned subsidiary of Orange and Rockland Utilities, Inc.) and Subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockland Electric Company and Subsidiary as of December 31, 1993 and 1992, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As more fully discussed in Note 10 (Legal Proceedings) to the Consolidated Financial Statements, the Company, Orange and Rockland Utilities, Inc. and various state regulatory authorities are currently investigating misappropriations of funds by certain former employees of Orange and Rockland Utilities, Inc. and the impact on ratepayers. As a result of these improprieties, several class action and derivative complaints have been filed against the Company, Orange and Rockland Utilities, Inc. and others. Although Orange and Rockland Utilities, Inc. and the Company have agreed to refund certain amounts to ratepayers as of December 31, 1993, the ultimate outcome of the investigations and litigation cannot presently be determined. Accordingly, no provision for any additional liability that may result from these matters has been made in the accompanying financial statements.

     As discussed in Notes 2 and 9 of the Consolidated Financial
Statements, the Company changed its method of accounting for income taxes and postretirement benefits in 1993.

     We have also audited the schedules listed in the Index at Item 14(a)(2). In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.





                                       GRANT THORNTON



New York, New York
February 16, 1994

               ROCKLAND ELECTRIC COMPANY AND SUBSIDIARY

                  (A Wholly Owned Subsidiary of Orange
                      and Rockland Utilities, Inc.)

                       Consolidated Balance Sheets

                                 Assets
                                                                December 31,
                                                            1993           1992
                                                          (Thousands of Dollars)
Utility Plant (Notes 1, 6 and 10)
     Electric                                              $140,584      $134,365
     Less accumulated depreciation                           37,353        34,530
                                                            103,231        99,835
     Construction work in progress                            2,815         3,616
          Net Utility Plant (Notes 1, 6 and 10)             106,046       103,451

Non-utility Property
     Non-utility property                                     7,397         6,610
      Less depreciation and amortization                      2,202         1,692
                                                              5,195         4,918
Current Assets:
     Cash and cash equivalents (Notes 7 and 8)               13,813        14,827
     Temporary cash investments (Note 8)                        685           128
     Customer accounts receivable, less allowance
       for doubtful accounts of $210 and $190 (Note 1)       12,345        10,304
     Accrued utility revenue (Note 1)                         2,932         3,100
     Other accounts receivable, less allowance for
       doubtful accounts of $52 and $35                       2,358         1,556
     Receivable from associated companies                       314            68
     Gas marketing accounts receivable, less allowance
       for doubtful accounts of $471 and $75 (Note 1)        49,249        37,702
     Materials and supplies (at average cost)                 7,210         7,758
     Prepayments and other current assets                     3,914         2,139
          Total Current Assets                               92,820        77,582

Deferred Debits:
     Income tax recoverable in future rates (Notes 1 and 2)   7,085             -
     Extraordinary property loss-Sterling
       Nuclear Project (Note 3)                               4,594         4,630
     Deferred revenue taxes (Note 1)                         11,769             -
     Deferred pension and other postretirement benefits
      (Note 10)                                               2,138         1,096
     Unamortized debt expense (amortized over term
       of securities)                                           987           426
     Other assets and deferred debits                         6,557         8,632
          Total Deferred Debits                              33,130        14,784

          Total                                           $ 237,191      $200,735

The accompanying notes are an integral part of these statements.

                        ROCKLAND ELECTRIC COMPANY AND SUBSIDIARY

                          (A Wholly Owned Subsidiary of Orange
                              and Rockland Utilities, Inc.)

                               Consolidated Balance Sheets

                             Capitalization and Liabilities


                                                                    December 31,
                                                               1993             1992
                                                               (Thousands of Dollars)
Capitalization:
     Capital Stock and Retained Earnings
          Common stock (Note 5)                              $ 11,200        $ 11,200
          Capital stock expense                                   (20)            (20)
          Retained earnings (Note 4)                           78,904          74,187
               Total Common Stock Equity                       90,084          85,367

     Long-term debt (Notes 6 and 8)                            43,866          40,606
               Total Capitalization                           133,950         125,973

Noncurrent Liabilities:
     Reserve for claims and damages (Note 1)                      268             223
     Postretirement benefits (Note 9)                           1,454               -
                                                                1,722             223

Current Liabilities:
     Long-term debt due within one year (Notes 6 and 8)           891           1,255
     Notes payable (Notes 7 and 8)                              1,200               -
     Accounts payable                                             384             107
     Gas marketing accounts payable (Note 1)                   54,247          44,645
     Amounts due to associated companies (Note 1)              10,904          10,126
     Customer deposits                                          1,130             996
     Accrued taxes                                              8,435           1,468
     Accrued interest                                           1,667           1,479
     Other current liabilities                                    307              98
                Total Current Liabilities                      79,165          60,174

Deferred Taxes and Other:
     Deferred Federal income taxes (Notes 1 and 2)             16,601           7,694
     Deferred investment tax credits (Notes 1 and 2)            2,587           2,708
     Refundable fuel costs (Note 1)                             1,656           2,449
     Other liabilities and deferred credits                     1,510           1,514
               Total Deferred Taxes and Other                  22,354          14,365

Commitments and Contingencies (Notes 3 and 10)                      -               -
               Total                                         $237,191        $200,735



The accompanying notes are an integral part of these statements.

                        ROCKLAND ELECTRIC COMPANY AND SUBSIDIARY
                          (A Wholly Owned Subsidiary of Orange
                              and Rockland Utilities, Inc.)
                 Consolidated Statements of Income and Retained Earnings
                                                            Year Ended December 31,
                                                           1993      1992       1991
                                                             (Thousands of Dollars)
Operating Revenues:
   Electric operations (Note 1)                       $133,684   $126,757   $127,142
   Diversified activities (Note 1)                     325,446    237,863    149,450
        Total Operating Revenues                       459,130    364,620    276,592

Operating Expenses:
   Operations:
     Electricity purchased for resale-net (Note 1)      66,547     67,069     69,789
     Gas marketing purchases (Note 1)                  310,565    224,735    137,874
     Other expenses of operation (Note 1)               41,433     35,706     29,713
   Maintenance                                           5,430      5,396      4,816
   Depreciation (Note 1)                                 4,432      4,169      3,809
   Taxes other than income taxes                        18,833     17,559     17,663
   Federal income taxes (Notes 1 and 2)                  2,850      1,972      3,044
        Total Operating Expenses                       450,090    356,606    266,708

Income From Operations                                   9,040      8,014      9,884

Other Income and Deductions:
   Allowance for other funds used during construction
   (Note 1)                                                 39         90        201
   Investigation costs (Note 12)                        (1,329)         -          -
   Other - net                                             491        350        297
   Taxes other than income taxes                           (44)       (34)       (33)
   Federal income taxes (Notes 1 and 2)                    417        (37)       (47)
        Total Other Income and Deductions                 (426)       369        418

Income Before Interest Charges                           8,614      8,383     10,302

Interest Charges:
   Interest on long-term debt                            3,319      3,448      3,503
   Other interest                                          452        528        470
   Amortization of debt premium and expense - net          116         26         29
   Interest on debt to Parent (Note 1)                      47         10          2
   Allowance for borrowed funds used during
     construction (Note 1)                                 (37)       (71)       (89)
        Total Interest Charges                           3,897      3,941      3,915

Net Income                                               4,717      4,442      6,387

Retained earnings at beginning of year                  74,187     69,745     63,358
Retained earnings at end of year                      $ 78,904   $ 74,187   $ 69,745

Average number of common shares outstanding (000's)        112        112        112

Earnings per average common share outstanding         $  42.12   $  39.66   $  57.02


   The accompanying notes are an integral part of these statements.

                       ROCKLAND ELECTRIC COMPANY AND SUBSIDIARY
                         (A Wholly Owned Subsidiary of Orange
                             and Rockland Utilities, Inc.)
                           Consolidated Cash Flow Statements
                                                            Year Ended December 31,
                                                            1993     1992       1991
                                                             (Thousands of Dollars)
Cash Flow from Operations:
Net income                                               $ 4,717   $ 4,442   $ 6,387
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                            4,279     3,998     3,627
   Deferred Federal income taxes                           1,823      (301)   (1,932)
   Deferred investment tax credits                          (121)     (137)     (132)
   Deferred fuel costs                                      (793)    1,068     4,457
   Allowance for funds used during construction              (76)     (161)     (290)
   Changes in certain current assets and liabilities:
        Temporary cash investments                          (557)     (128)        -
        Accounts and gas marketing accounts receivable,
             net and accrued utility revenue             (14,468)   (7,475)  (11,646)
        Materials and supplies                               548      (345)      905
        Prepayments and other current assets              (1,775)      479    (1,279)
        Operating and gas marketing accounts payable      10,657     8,503    13,948
        Accrued taxes                                     (1,468)     (336)      698
        Accrued interest                                     188       (22)      291
        Other current liabilities                            343       117       246
   Other, net                                             (2,004)      268     4,346
   Net Cash Provided by Operations                         1,293     9,970    19,626

Cash Flow from Investing Activities:
Additions to plant                                        (6,590)   (7,728)  (10,348)
Allowance for funds used during construction                  76       161       290
   Net Cash Used in Investing Activities                  (6,514)   (7,567)  (10,058)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of long-term debt                             20,000         -       625
Retirements of:
        Long-term debt                                   (16,993)   (1,094)     (573)
Net borrowings (repayments) under
   Short-term debt arrangements (Note 7)                   1,200         -    (1,500)
   Net Cash (Used In) Provided by Financing Activities     4,207    (1,094)   (1,448)

Net Change in Cash and Cash Equivalents                   (1,014)    1,309     8,120
Cash and Cash Equivalents at Beginning of Year            14,827    13,518     5,398
Cash and Cash Equivalents at End of Year                 $13,813   $14,827   $13,518

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:

   Interest, net of amounts capitalized                  $ 3,469   $ 3,766   $ 3,598

The accompanying notes are an integral part of these statements.

                ROCKLAND ELECTRIC COMPANY AND SUBSIDIARY

                  (A Wholly Owned Subsidiary of Orange
                      and Rockland Utilities, Inc.)

               Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     General: Rockland Electric Company (the "Company"), a New Jersey corporation, is a wholly owned subsidiary of Orange and Rockland Utilities, Inc. (the "Parent"), a New York corporation. The Company is subject to regulation by the Federal Energy Regulatory Commission (the "FERC") and the State of New Jersey Board of Regulatory Commissioners (the "NJBRC") with respect to its rates and accounting. The Company's accounting policies conform to generally accepted accounting principles, as applied in the case of regulated public utilities, and are in accordance with the accounting requirements and rate-making practices of the regulatory authority having jurisdiction. A description of the Company's significant accounting policies follows.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned non-utility subsidiary. All intercompany balances and transactions have been eliminated. The Company's non-utility subsidiary is engaged in gas marketing and radio broadcasting activities.

     Utility Revenues: Utility Revenues are recorded on the basis of cycle billings rendered to certain customers monthly and others bimonthly. Unbilled revenues are accrued at the end of each month for estimated energy usage since the last meter reading.

     Electric Fuel Costs: The tariff schedules of the Company contain adjustment clauses which utilize estimated prospective energy costs based on a twelve-month period beginning on the first of January each year. The recovery of such estimated costs is made through monthly charges per kilowatt hour over the year of projection. Any over or under recoveries are deferred and refunded or charged to customers during the subsequent twelve-month period.

     Utility Plant: Utility plant is stated at original cost. The cost of additions to and replacements of utility plant includes contracted work, direct labor and material, allocable overheads, allowance for funds used during construction ("AFDC") and indirect charges for engineering and supervision. Replacement of minor items of property and the cost of repairs is charged to maintenance expense. At the time depreciable plant is retired or otherwise disposed of, the original cost together with removal cost, less salvage, are charged to accumulated provision for depreciation.

     Depreciation: For financial reporting purposes depreciation is computed on the straight-line method based on estimated useful lives of the various classes of property. Provisions for depreciation were equivalent to the composite rates based on the average depreciable property balances at the beginning and end of the year; 2.84% in 1993, 1992 and 1991.

     Federal Income Taxes: The Parent and its subsidiaries file a consolidated Federal income tax return and income taxes are allocated, for financial reporting purposes, to the Parent and its subsidiaries, based on the taxable income or loss of each.

     Investment tax credits, which were available prior to the Tax Reform Act of 1986, have been fully normalized and are being amortized over the remaining useful life of the related property for financial statement reporting purposes.

     The Company adopted Statement of Financial Accounting Standards
No. 109 (SFAS No. 109) "Accounting for Income Taxes" on January 1, 1993, which requires a change from the deferred method to the asset and liability method of accounting for income taxes. SFAS No. 109 retains the requirement to record deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes. The statement also requires that deferred tax liabilities or assets be adjusted for the future effects of any changes in tax laws or rates and that regulated enterprises recognize an offsetting regulatory asset representing the probable future rate recoveries for additional deferred tax liabilities. The probable future rate recoveries (revenues) to be recorded take into consideration the additional future taxes which will be generated by that revenue. Deferred taxes are also provided on temporary differences of the Company's non-regulated subsidiaries, which are charged to expense rather than offset by regulatory assets.

     Deferred Revenue Taxes: Deferred revenue taxes represent the unamortized balance of an accelerated payment of New Jersey Gross Receipts and Franchise Tax required by legislation enacted effective June 1, 1991. In accordance with an order by the New Jersey Board of Regulatory Commissioners (NJBRC) the expenditure has been deferred and is being recovered in rates, with a carrying charge of 7.5% on the unamortized balance, over a ten-year period.

     Allowance for Funds Used During Construction: AFDC is a non-cash income item and is defined in the approved Uniform System of Accounts as the net cost, during the period of construction, of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. AFDC is considered a cost of utility plant. In accordance with the order issued by the FERC, AFDC is segregated, in the accompanying financial statements, into two components related to the source of funds from which the credits are derived.

     The annual rates used by the Company to record AFDC are as follows:

                 Year Ended        Borrowed        Other
                December 31,         Funds         Funds
                   1993              4.23%         5.55%
                   1992              4.42%         5.54%
                   1991              8.06%         3.17%

     AFDC amounted to 1.6%, 3.6% and 4.5% of net income applicable to common stock for the years 1993, 1992 and 1991, respectively.

     Reserves for Claims and Damages: Costs arising from worker's compensation claims, property damages and general liability are partially self-funded. Provisions for the reserves are based on experience, risk of loss and the rate-making practices of the regulatory authority.

     Intercompany Transactions: A comparative summary of the significant intercompany transactions (other than those relating to Federal income taxes - Notes 1 and 2) between the Company and its Parent is as follows:


                                           Year Ended December 31,
                                         1993        1992       1991
                                          (Thousands of Dollars)


     Purchase of electricity           $67,266     $65,903    $63,567
     Rents paid                        $ 1,977     $ 1,882    $ 1,680
     Investigation costs               $ 1,300           -          -
     Interest paid                     $    47     $    10    $     2


     The Company purchases 100 percent of its electric energy requirements from its Parent under a FERC approved purchased power agreement. This agreement is cancelable by either party on six (6) months written notice with no penalties or minimum payments required under termination of the agreement.

     Reclassifications: Certain amounts from prior years have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously recorded net income.

NOTE 2 - FEDERAL INCOME TAXES.

     The Internal Revenue Service (IRS) concluded its audit of the Parent's Consolidated Federal Income tax returns through 1987. Presently, the IRS is examining tax returns for 1988 and 1989. Notification of their findings for these years has not yet been received.

     The components of Federal income taxes are as follows:

                                             Year Ended December 31,
                                           1993        1992       1991
                                                 (Thousands of Dollars)
     Charged to Operations:
       Current                            $1,237     $2,578    $5,252
       Deferred - net                      1,734       (469)   (2,076)
       Deferred investment tax credit       (121)      (137)     (132)
                                           2,850      1,972     3,044
     Charged to Other Income:
       Current                              (506)      (131)      (97)
       Deferred - net                         89        168       144
                                            (417)        37        47

               Total                      $2,433     $2,009    $3,091


     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 109, which required the recording of an additional deferred tax liability of approximately $6.4 million. The adoption of SFAS No. 109 did not have a significant impact on the results of current operations because of the recording of offsetting regulatory assets for utility operations and the relatively minor impact from diversified operations. The resultant cumulative effect of a change in accounting principle of $(.1) million is included in current operations. The fiscal years 1992 and 1991 were not restated to apply the provisions of SFAS No. 109.

     The tax effect of temporary differences which gave rise to deferred tax assets and liabilities as of December 31, 1993 are as follows:

                                   (Thousands of Dollars)

Liabilities:
  Accelerated depreciation                $19,930
  Other                                     4,650
    Total liabilities                      24,580

Assets:
  Employee benefits                        (3,113)
  Deferred fuel costs                        (478)
  Other                                    (4,388)
     Total assets                          (7,979)
Total                                     $16,601


     Reconciliation of the difference between Federal income tax expenses and the amount computed by applying the prevailing statutory income tax rate to income before income taxes for the years ended
December 31, 1993, 1992 and 1991 is as follows:

                                                   % of Pre-Tax Income
                                                1993      1992      1991

   Statutory tax rate                            35%       34%       34%
   Increase (decrease) in computed taxes
     resulting from:
     Amortization of investment tax credits      (2)       (2)       (1)
     Amortization of Sterling Reserve            (2)       (2)       (1)
     Additional depreciation deducted
       for book purposes                          2         3         2
     Other                                        1        (2)       (1)
               Effective Tax Rate                34%       31%       33%

     On August 10, 1993 the Budget Reconciliation Act of 1993 was signed into law. Among other things, the Act increased the corporate federal income tax rate to 35% from 34% retroactive to January 1, 1993.
Pursuant to the provisions of SFAS No. 109, the Company adjusted its deferred tax and regulatory asset balances during 1993 to reflect the higher rate. The impact of this rate change was to increase the deferred tax liability by $.7 million, however, because of the recording of offsetting regulatory assets the increase in income tax expense was less than $.1 million.

NOTE 3 - STERLING NUCLEAR PROJECT.

     Costs associated with the Sterling Nuclear Project, which was abandoned in 1980, and in which the Company's Parent was a 33% participant, are recorded in Deferred Debits - Extraordinary Property Loss. The Company's allocated costs amount to 29% of the Parent's costs.

     The NJBRC has approved a twenty-year amortization, which commenced June 23, 1982, for costs (excluding a return on the unamortized balance) attributable to the Company.

     At December 31, 1993 and 1992, the unamortized Sterling Nuclear Project costs, which have been approved for amortization and recovery, before reduction for deferred taxes, amounted to $5,585,000 and $5,942,000, respectively. Such costs are not subject to an earned return on the unamortized balance.

NOTE 4 - RETAINED EARNINGS.

     The Company has various restrictions on the availability of retained earnings for cash dividends, which are contained in or result from covenants in the indentures supplemental to the Mortgage Trust Indenture. Approximately $7,501,600 at December 31, 1993 and 1992 was so restricted.

NOTE 5 - COMMON STOCK.

     All of the Company's common stock, $100 par value, outstanding is owned by the Parent and has been pledged as collateral for the first mortgage bonds of the Parent.

NOTE 6 - LONG-TERM DEBT.

     Details of long-term debt are shown below:

                                                Year Ended December 31,
                                                  1993            1992
                                                 (Thousands of Dollars)
     First Mortgage Bonds:
     Series C, 4 5/8% due August 15, 1995      $ 2,000          $ 2,000
     Series D, 9 1/8% due February 15, 2000          -            5,000
     Series E, 7 7/8% due April 15, 2001             -            6,000
     Series F, 8.95%  due June 15, 2004              -            3,680
     Series G, 10%    due February 1, 1997           -            1,670
     Series H, 9.59%  due July 1, 2020          20,000           20,000
     Series I, 6%     due July 1, 2000          20,000                -

     Diversified Activities:
     Secured Notes, 6-7% due through
       August 31, 1996                           2,868            3,511
               Total                            44,868           41,861
     Less:  Amount due within one year             891            1,255
                                                43,977           40,606
     Unamortized discount on long-term debt       (111)               -

               Total Long-Term Debt            $43,866          $40,606


     The Company was required under the terms of the Sixth Supplemental Indenture to its Mortgage Trust Indenture dated as of July 1, 1954, as supplemented, to make an annual sinking fund payment of $240,000 with respect to the Series F bonds on June 14 of each year. Similarly, pursuant to the Seventh Supplemental Indenture to such Mortgage Trust Indenture, the Company was required to make annual sinking fund payments of $333,000 with respect to the Series G bonds on January 31 of each year. In March 1993, both Series F and G bonds were redeemed. During 1993, a cash payment of $333,000 was made to satisfy the Series G requirement.

     The aggregate amount of maturities and sinking fund requirements for each of the five years following 1993 is as follows: 1994 -
$891,000; 1995 - $2,965,000; and 1996 - $1,012,000.  There are no
sinking fund requirements for 1997 and 1998.

     Substantially all of the utility plant and non-utility property of the Company is subject to the lien of the indenture securing the first mortgage bonds of the Company.

     On March 10, 1993 the Company sold $20 million of First Mortgage 6% Bonds, Series I due 2000 ("Series I Bonds"). The Series I Bonds were sold at a discount to yield 6.11% to the public. The net proceeds to the Company from the sale of the Series I Bonds were used to pay the principal of and redemption premium on an aggregate of $16,017,000 of the Company's First Mortgage Bonds outstanding and for other corporate purposes. The principal amount and series of First Mortgage Bonds refunded are: $5,000,000 of 9 1/8% Bonds, Series D due 2000; $6,000,000
of 7 7/8% Bonds, Series E due 2001; $3,680,000 of 8.95% Bonds, Series F due 2004; and $1,337,000 of 10%, Bonds Series G due 1997.


NOTE 7 - CASH AND SHORT-TERM DEBT.

     The Company considers all cash and highly liquid debt instruments purchased with a maturity date of three months or less to be cash and cash equivalents for the purpose of the Consolidated Statements of Cash Flows. At December 31, 1993 and 1992, the Company held $3,000,000 and $2,000,000 of commercial paper issued by the Parent.

     At December 31, 1993, the Company had unsecured lines of credit with two commercial banks aggregating $10 million. Annual fees equal to one-eighth of one percent are paid to the Banks for such lines of credit. The Company may borrow under the lines of credit through the issuance of promissory notes to the banks at their prevailing interest rate for prime commercial borrowers. The aggregate amount of promissory notes outstanding at any time cannot exceed the total combined lines of credit. In addition, O&R Energy, Inc., a non-utility wholly owned subsidiary of Saddle River Holdings Corporation (which is a wholly owned subsidiary of the Company) has an outstanding line of credit and standby letters of credit which together amount to $15.0 million. Amounts advanced under the line of credit bear interest equal to one-half of one percent above the bank's prime rate. As of December 31, 1993, $1.2 million was outstanding and in 1992 there were no such borrowings outstanding.

     Additional information regarding the Company's short-term borrowings is as follows:

                                           Year Ended December 31,
                                     1993           1992         1991
     Weighted average interest
       rate at year-end                  6.5%           -%         -%
     Amount outstanding
       at year-end                $1,200,000            -          -
     Average amount
       outstanding for year       $1,077,973     $310,274    $20,274
     Daily weighted interest
       rate during year                 6.47%        4.75%      9.13%
     Maximum amount outstanding
       at any month end           $1,200,000            -          -

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS.

     Financial Accounting Standards No. 107 ("SFAS No. 107"), "Fair Value of Financial Instruments", required disclosure of the estimated fair value of an entity's financial instrument assets and liabilities. For the Company, financial instruments consist principally of cash and cash equivalents, temporary cash investments, long-term debt and notes payable.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents and Temporary cash investments -- The carrying amount reasonably approximates fair value because of the short maturity of those instruments.

     Long-term debt--The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues.

     Notes Payable -- reasonably approximates fair value of the short maturity of those instruments.

                                    1993                     1992
                             Carrying      Fair       Carrying     Fair
                              Amount      Amount       Amount     Amount
                                        (Thousands of Dollars)

Cash and cash equivalents   $13,813      $13,813     $14,827     $14,827
Temporary cash investments      685          685         128         128
Long-term debt               44,868       47,006      41,861      43,986
Notes payable                 1,200        1,200           -           -

     In addition, off balance sheet financial instruments, which consist of non-utility natural gas futures contracts used to hedge firm and anticipated gas sales commitments, had a fair value of $3,856,000 at December 31, 1993 compared to an acquisition cost of $3,944,000.

NOTE 9 - PENSION AND POSTRETIREMENT BENEFITS.

Pension Benefits

     The Parent maintains a non-contributory defined benefit retirement plan, covering substantially all employees. The plan calls for benefits to be paid to eligible employees at retirement, based primarily on years of service and average career compensation. Pension costs are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87 - "Employers Accounting for Pensions" (SFAS No. 87).

     SFAS No. 87 results in a difference in the method of determining pension costs for financial reporting and funding purposes. Plan valuation for funding and income tax purposes is prepared on the unit credit method, which makes no assumptions as to future years of service or compensation levels. In contrast, the projected unit of credit cost method required for accounting purposes by SFAS No. 87 reflects assumptions as to future years of employee service and compensation levels. The Parent's policy is to fund the pension costs determined by the unit credit method subject to the IRS funding limitation rules. For rate-making purposes, pension expense determined under SFAS No. 87 is reconciled with the amount provided in rates for pensions.

     The Parent's net periodic pension cost in 1993, 1992 and 1991 includes the following components:

                                                          December 31,
                                                   1993        1992      1991
                                                     (Thousands of Dollars)

     Service cost-benefits earned during year      $ 5,690   $ 5,896  $ 5,114
     Interest cost on projected benefit obligation  12,915    10,301    9,396
     Actual return on plan assets                  (19,383)  (15,135) (32,839)
     Net amortization and deferral                   5,014     4,397   22,635
       Net Pension Expense                         $ 4,236   $ 5,459  $ 4,306



     The following table sets forth the funded status of the Parent's Plan and amounts recognized in the Parent's Consolidated Balance Sheets at December 31, 1993 and 1992. Plan assets are stated at fair market value and are comprised primarily of common stock and investment grade debt securities.


                                                         December 31,
                                                      1993          1992
                                                    (Thousands of Dollars)
   Actuarial present value of benefit obligations:
     Vested                                         $(153,730)    $(128,611)
     Non-vested                                        (9,758)     ( 16,281)
       Accumulated benefit obligation               $(163,488)    $(144,892)


   Projected benefit obligation                     $(180,176)    $(162,371)
   Plan assets at fair market value                   182,810       169,842
   Excess of plan assets over projected benefit
     obligation                                         2,634         7,471
   Unamortized net transition asset at adoption
     of SFAS No. 87 being amortized over 15 years      (8,909)      (10,022)
   Unrecognized prior service cost                     28,528         8,514
   Unrecognized net gain                              (47,960)      (27,434)

     Accrued Pension Cost                           $ (25,707)    $ (21,471)


     The expected long term rate of return on plan assets, the weighted average discount rate and the annual rate of increase in future compensation assumed in determining the projected benefit obligation were 8%, 7.75% and 4%, respectively for 1993. For the year 1992 the expected long term rate of return on plan assets, the discount rate and the annual rate of increase in future compensation assumed in determining the projected benefit obligation were 7.5%, 7% and 5%, respectively.

Postretirement Benefits

     In addition to providing pension benefits, the Parent provides certain health care and life insurance benefits for retired employees. Employees retiring from the Company on or after having attained age 55 who have rendered at least 5 years of service are entitled to postretirement health care coverage. Prior to January 1, 1993 the Parent recognized the cost of providing these benefits by expending the annual insurance premiums, which amounted to $2.4 million and $1.9 million for retiree benefits during 1992 and 1991 respectively.

     Effective January 1, 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS No. 106), "Employers Accounting for Postretirement Benefits Other than Pensions", which established revised accounting and financial reporting standards for postretirement benefits other than pensions. SFAS No. 106 requires the Company to accrue the estimated future cost of postretirement health and non-pension benefits during the years that the employee renders the necessary service, rather than recognizing the cost of such benefits after the employee has retired and when the benefits are actually paid. Deferred accounting for any difference between the expense charge required under SFAS No. 106 and the current rate allowance has been authorized by the NJBRC. Rate recovery of SFAS No. 106 costs applicable to the Company's operations will be addressed in the next rate filing. The Emerging Issues Task Force (EITF) Committee of the FASB addressed implementation issues of SFAS No. 106 for regulated industries in EITF Issue No. 92-12. A consensus was reached that deferral of the difference between SFAS No. 106 costs and amounts allowed in rates was proper so long as the subsequent recovery period was within approximately 20 years. Accordingly, this change in accounting did not have a material impact on the Company's results of operations in that the Company was able to record a regulatory asset relating to the difference between SFAS No. 106 costs and amounts allowed in rates in its service jurisdiction.

     In order to provide funding for active employees' postretirement benefits as well as benefits paid to current retirees, the Company has established Voluntary Employees' Beneficiary Association (VEBA) trusts for collectively bargained employees and management employees. Contributions to the VEBA trusts are tax deductible, subject to limitations contained in the Internal Revenue Code. No contributions to the trusts have been made as of December 31, 1993. The Company's policy is to fund the SFAS 106 postretirement health and life insurance costs to the extent of rate recoveries realized for these costs.

     As permitted by SFAS No. 106, the Parent has elected to amortize the postretirement benefit obligation at the date of adoption of the accounting standards, January 1, 1993, over a 20 year period. This transition obligation totaled $57.2 million. The following table sets forth the plan's funded status, reconciled with amounts recognized in the Parent's financial statements at December 31, 1993:

Accumulated postretirement benefit obligation:
   Fully eligible active employees                     $(18,386)
   Other active employees                               (27,073)
   Retirees                                             (20,337)
     Total benefit obligation                           (65,796)
Plan assets at fair value                                     -
Accumulated postretirement obligation in
   excess of plan asset                                 (65,796)
Unrecognized experience net (gain) loss                   4,694
Unrecognized transition obligation                       54,383
Accrued postretirement benefit cost                    $( 6,719)

   The components of net periodic postretirement benefit cost for the year ended December 31, 1993 are as follows:

Service cost                                           $  1,535
Interest cost                                             4,598
Return on plan assets                                         -
Amortization of transition obligation                     2,861
Deferred and capitalized                                 (6,719)
Net Expense                                            $  2,275

   Of the plan totals, $1,454 of the accrued postretirement benefit cost and $492 of the net expense have been allocated to the Company.

   The calculation of the actuarial present value of benefit obligations at December 31, 1993 assumes a discount rate of 7.75% and health care cost trend rates of 9.0% for medical costs and 14% for prescription drugs in 1994 decreasing through 2003 to a rate of 5.0%. If the health care trend rate assumptions were increased by 1 percent, the Parent's accumulated postretirement benefit obligation would be increased by approximately $7.2 million. The effect of this change on the sum of the service cost and interest cost would be an increase of $.8 million.

Other

     In addition to the plans described above, the Parent sponsors a 401(k) savings plan (Savings Plan) for its employees. Eligible employees may contribute up to a combined 20% of their compensation, subject to IRS restrictions, on a before-tax and after-tax basis. The Parent makes no contributions to the Savings Plan. The Parent also has an unfunded non-contributory supplemental retirement plan covering certain management employees. As of December 31, 1993, the Parent's obligation under this plan is fully provided for.

     The Parent has established a Subsidiary Equity Incentive Plan in which plan participants are entitled to certain rights measured as Performance Units. Each Performance Unit gives the plan participant the opportunity to receive an incentive award of up to 1% of the net gain, subject to certain restrictions, in the value of the Parent's investment in the participating subsidiaries over its initial investment. As of December 31, 1993 no incentive awards have been granted under the plan.

     In November 1992, the FASB issued Statement of Financial Accounting Standards No. 112 "Employers Accounting for Postemployment Benefits," (SFAS No. 112), which requires the recognition of postemployment benefits, including health and welfare benefits, provided to former or inactive employees on an accrual basis. The Company currently recognizes the cost of such benefits as they are paid. As of December 31, 1993, the effect of adopting SFAS 112 will require the recognition of a liability of approximately $.8 million. SFAS No. 112 will not have a material adverse impact on the Company's results of operations because the Parent expects to record an offsetting regulatory asset. The Parent adopted SFAS No. 112 on January 1, 1994.

NOTE 10 - COMMITMENTS AND CONTINGENCIES.

CONSTRUCTION PROGRAM

     Under the Company's construction program, it is estimated that expenditures (excluding AFDC) of approximately $36,640,000 will be incurred during the years 1994 through 1998. The estimated amounts by year are: $5,400,000, $6,255,000, $6,995,000, $8,890,000 and
$9,100,000, respectively.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105 "Financial Instruments with Concentrations of Credit Risk", consist principally of temporary cash investments, accounts receivable and gas marketing accounts receivable. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the Company's large, diverse customer base within its service territory. With respect to gas marketing operations, the customer base consists of a large, diverse group of users of natural gas across the United States, with the Company's credit risk being dependent on overall economic conditions. As of December 31, 1993, the Company had no significant concentrations of credit risk.

GAS FUTURES CONTRACTS

     O&R Energy, Inc., a non-utility subsidiary of the Company, has entered into futures contracts that have been designated as hedges against firm fixed-price, fixed-quantity and anticipated sales commitments. The gain and losses on future contracts are included in the cost of gas sold when the physical delivery of gas occurs. The aggregate amount of these commitments is approximately $4.7 million.

LONG-TERM PERFORMANCE AWARDS

     The Company and its non-utility subsidiary have granted awards to certain key officers, whereby they will be entitled to receive a specified percentage of the incremental net value of the gas marketing and broadcasting subsidiaries over the initial investment in such subsidiaries, as defined. The awards expire December 31, 1997 or with the occurrence of certain events.
POWER SUPPLY AGREEMENT

On January 1, 1993, Orange and Rockland Utilities, Inc. (the Parent) and the Company entered into an agreement to sell and deliver the Company's entire requirements of electricity in quantities sufficient for the Company's own use and for resale in the Company's franchise territory located in New Jersey. The rate for all electricity delivered shall reimburse the Parent for the cost of rendering service, including return on investment. The Parent renders bills monthly and payment is due on or before the last day of the month following the month in which service is rendered. Simple interest shall accrue from the due date until the date of payment.

This agreement shall remain in effect unless cancelled by either party by written notice given not less than six months prior to the proposed date of cancellation.

LEGAL PROCEEDINGS

     During the third quarter of 1993, the Rockland County (NY) District Attorney charged a then Vice President of the Company with grand larceny, commercial bribery and making illegal political contributions and commenced a related investigation of the Company. Two other former employees reporting to the Vice President were charged with grand larceny. The Board of Directors promptly formed a Special Committee of outside directors (the Special Committee), with authority to take any steps deemed necessary or desirable, to conduct an independent investigation into such matters, in order to determine to what extent there were any other improprieties and to make recommendations as to any necessary remedial measures. The Special Committee has retained investigative counsel and an accounting firm to assist its inquiry.

     The New Jersey Board of Regulatory Commission (NJBRC) also began an investigation to determine the impact of these events on the Company's ratepayers. The Company is cooperating fully in the inquiries and has pledged to return to customers any funds that are discovered to have been misappropriated. The Company agreed to refund $94,100 in February and March 1994 through reductions in the applicable fuel adjustment charges.

     On November 4, 1993 the Parent signed a Joint Cooperation Agreement with the Rockland County District Attorney's office which creates an Inspector General's office within the Company to monitor its efforts to implement and maintain programs to ensure the highest ethical standards of business conduct. The agreement also specified a number of other steps the Company will undertake to aid in the on-going investigation and prevent any recurrence. As a result of the agreement and the Company's continued cooperation with the inquiry, the District Attorney has agreed not to file any criminal charges against the Company or any of its subsidiaries in connection with the current investigation.

     The former Company officer and two former employees charged by the District Attorney subsequently pleaded guilty to all counts. The District Attorney's Office has identified $374,124 as representing the amount of consolidated funds misappropriated by these individuals. As part of their plea, the two former employees agreed to a partial restitution agreement pursuant to which they will reimburse to the Parent and its subsidiaries a sum of $199,709 prior to their sentencing, scheduled for May 4, 1994.

     The investigations being conducted by the Special Committee of the Board of Directors and the District Attorney, along with the NJBRC, are still under way. The Company intends to take all appropriate actions to protect the interests of its customers and shareholders. It is not possible to predict at this time the extent of additional refunds that may be required by the NJBRC, if any.

     During the fourth quarter, James F. Smith was terminated for cause as Chief Executive Officer and removed as Chairman of the Board of Directors, and Victor J. Blanchet, Jr. was appointed to serve as Acting Chief Executive Officer.

   On March 22 1994, a Rockland County Grand Jury indictment was returned charging Mr. Smith with eight felony counts of grand larceny and two misdemeanor counts of petit larceny. According to the press release issued by the Rockland County District Attorney on March 22, 1994, the ten count indictment charges Mr. Smith with stealing from the Parent by charging personal expenses to the Parent, including (i) approximately $7,300 to rent four vans and a panel truck that were used by Mr. Smith's son's film production company, including approximately $780 worth of parking summonses issued to the rental van and a car owned by the Parent that was being used by Mr. Smith's son (ii) approximately $3,037 in moving costs to have Mr. Smith's daughter's belongings moved to Westchester County on two separate occasions and to have other belongings moved to Mr. Smith's summer home in Kennebunkport, Maine;
(iii) approximately $4,600 for assorted graphic printing, consisting of engagement invitations for both of his children, a hand-colored wedding program for his daughter, as well as printed directions to his Kennebunkport Maine summer home; (iv) approximately $7,000 for holiday baskets for Mr. Smith's family members, friends and his Maine Realtor;
(v) approximately $1,100 for assorted holiday plants delivered to Mr. Smith's home; (vi) approximately $1,760 to have Mr. Smith's home cleaned following a boiler replacement; (vii) approximately $1,098 for printed materials associated with Mr. Smith's wife's election campaign for village trustee (which Mr. Smith subsequently repaid to the Parent after Ms. Winikow's arrest); (viii) approximately $2,000 for a surprise 50th birthday party for Mr. Smith's wife at the Parent's conference center facilities; (ix) approximately $300 worth of auto repairs made to Mr. Smith's son-in-law's automobile; and (x) approximately $600 worth of watches given by Mr. Smith to his children and their spouses. Mr. Smith was arraigned in Rockland County Supreme Court on March 22, 1994, and entered a plea of not guilty.

     In order to fully protect its interests, the Company, has initiated lawsuits in federal and state courts to recover misappropriated funds. In related activities, two lawsuits have been brought by shareholders and another by ratepayers seeking damages resulting from these events.

     On August 18, 1993, Feiner v. Orange and Rockland Utilities, Inc., a purported ratepayer class action complaint against the Parent, the Company, former Vice President of the Parent and the Company Linda Winikow and others, was filed in the United States District Court, Southern District of New York. Plaintiffs allege that the defendants violated the Federal Racketeer Influenced and Corrupt Organizations Act
(RICO) and New York common law by using false and misleading testimony to obtain rate increases from the NYPSC and used funds obtained from ratepayers in furtherance of an alleged scheme to make illegal campaign contributions and other illegal payments. Plaintiffs seek damages in the amount of $900 million (which they seek to treble pursuant to the RICO statute). The Parent and the Company intend to vigorously contest these claims.

     On August 31, 1993, Patents Management Corp. v. Orange and Rockland Utilities, Inc., a purported shareholder derivative complaint, was filed in the Supreme Court of the State of New York, County of New York, against the Parent, all but one of the Parent's Directors and several other named defendants by an alleged shareholder of the Parent. Plaintiff claims that the Parent's Directors breached their fiduciary duties by condoning the alleged wrongful acts of Mrs. Winikow or failing to exercise appropriate supervisory control over Mrs. Winikow.
Plaintiff requests that the Court require each Director to indemnify the Parent against all losses sustained by the Parent as a result of these alleged wrongful acts of Mrs. Winikow. The Parent intends to vigorously contest these claims.

     On November 23, 1993, Gross v. Orange and Rockland Utilities, Inc., a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleges that various Securities and Exchange Commission filings of the Parent during the period between March 2, 1993 and November 4, 1993, contained false and misleading information, and thereby violated Sections 11 and 12(2) of the Securities Act of 1933, by failing to disclose what the plaintiff alleges was a "scheme" by the Parent to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claims, during such period persons who purchased the Company's stock through the Parent's Dividend Reinvestment Plan did so at artificially inflated prices. The complaint seeks unspecified money damages. The Parent intends to vigorously contest these claims.

   The costs of outside professional and consultant firms associated with the investigation of the misuse of Company funds by former employees of the Parent amounted to $1.3 million for the year ending December 31, 1993. These investigations are currently anticipated to continue through the first half of 1994. The Company currently estimates it will incur from $.7 to $1.3 million of expenses in 1994 to conclude the investigation. These expenditures are not recoverable from ratepayers. The Company will attempt to offset these costs to the extent possible by achieving savings in the cost of operations during the year.

   On July 31, 1992, State Line Power Associates, Limited Partnership v. Orange and Rockland Utilities, Inc., a complaint brought by a New Jersey partnership, was filed against the Parent in the United States District Court, Southern District of New York. The plaintiff had, pursuant to an Agreement dated October 11, 1990 (the Agreement), agreed to build a gas-fired combined cycle generating facility in Ringwood, New Jersey and sell 100 Mw of capacity and associated energy to the Parent. The complaint, which alleged that the Parent had improperly terminated the Agreement, sought compensatory damages in excess of $50 million and a declaratory judgment to the effect that the Parent remained obligated to purchase 100 Mw of capacity and associated energy from the plaintiff pursuant to the terms of the Agreement. In its answer to the complaint, the Parent denied the plaintiff's allegations. On January 7, 1994, the parties entered into a settlement agreement pursuant to which the Parent, without any admission of liability, paid to the plaintiff an amount that is not material to the financial condition of the Parent, and the plaintiff delivered to the Parent a release of all outstanding claims against the Parent. The Company will be responsible for payment of a portion of the settlement and related costs pursuant to the Power Supply Agreement.

Environmental

   The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and certain similar state statutes authorize various governmental authorities to issue orders compelling responsible parties to take cleanup action at sites determined to present an imminent and substantial danger to the public and to the environment because of an actual or threatened release of hazardous substances. The Parent is a party to a number of administrative proceedings involving potential impact on the environment. Such proceedings arise out of, without limitation, the operation and maintenance of facilities for the generation, transmission and distribution of electricity and natural gas. Such proceedings are not, in the aggregate, material to the business or financial condition of the Parent or the Company.

   Pursuant to the Clean Air Act Amendments of 1990, which became law on November 15, 1990, a permanent nationwide reduction of 10 million tons in sulfur dioxide emissions from 1980 levels, as well as a permanent reduction of 2 million tons of nitrogen oxide emissions from 1980 levels must be achieved by January 1, 2000. In addition, continuous emission monitoring systems will be required at all affected facilities. The Parent has two base load generating stations that burn fossil fuels that will be impacted by the legislation in the year 2000. These generating facilities already burn low sulfur fuels, so additional capital costs are not anticipated for compliance with the sulfur dioxide emission requirements. However, installation of low nitogren oxide burners at Lovett Plant and operational modifications at Bowline Plant are expected to be required. Additional emission monitoring systems will be installed at both facilities. The Parent's construction expenditures for this work is estimated to be approximately $28.2 million from 1993 to 1996. Beginning with calendar year 1994, Title V sources (Bowline Point and Lovett) will be required to pay an emission fee. Each facility's fee will be based upon actual air emissions reported to NYSDEC at a rate of approximately $25 per ton of air emissions. (If this fee was in effect in 1992, the Parent's obligation would have been approximately $.5 million). The Company will continue to assess the impact of the Clean Air Act Amendments of 1990 on its power generating operations as the regulations implementing these Amendments are promulgated.

   The Company will be responsible for a portion of the costs to comply with such regulations.

NOTE 11 - SEGMENTS OF BUSINESS

     The Company defines its principal business segment as electric utility operations and diversified activities. The diversified activities include gas marketing and radio broadcasting.

     Total electric operating revenues as reported in the Consolidated Statements of Income include sales to unaffiliated customers, which are billed at a tariff rate. Income from operations is total operating revenues less total operating expenses.

     Identifiable assets by segment are those assets that are used in the distribution and sales operations in each segment. Corporate assets are principally property, cash, sundry receivables and unamortized debt expense.

                                                                December 31,
                                                         1993      1992       1991
Operating Information:
Operating Revenues:
   Sales to Unaffiliated Customers:
     Electric                                         $133,684    $126,757   $127,142
     Diversified Activities                            325,446     237,863    149,450
        Total Operating Revenues                      $459,130    $364,620   $276,592

Operating Income Before Income Taxes:
   Electric                                           $ 11,983    $  9,067   $ 11,763
   Diversified Activities                                  (93)        919      1,165
        Total Operating Income before
        Income Taxes                                    11,890       9,986     12,928

Income Taxes:
   Electric                                              2,877       1,657      2,682
   Diversified Activities                                  (27)        315        362
        Total Income Taxes                               2,850       1,972      3,044

Total Income from Operations                          $  9,040    $  8,014   $  9,884

Other Information:
Identifiable Assets:
   Electric                                           $156,485    $133,552   $130,317
   Diversified Activities                               68,591      56,242     51,176
        Total Identifiable Assets                      225,076     189,794    181,493
Corporate Assets                                        12,115      10,941      7,152
        Total Assets                                  $237,191    $200,735   $188,645

Depreciation Expense:
   Electric                                           $  3,757    $  3,606   $  3,286
   Diversified Activities                                  675         563        523
        Total Depreciation Expense                    $  4,432    $  4,169   $  3,809

Capital Expenditures:
   Electric                                           $  5,802    $  7,215   $  8,835
   Diversified Activities                                  788         513      1,513
        Total Capital Expenditures                    $  6,590    $  7,728   $ 10,348

                                Schedule V


ROCKLAND ELECTRIC COMPANY

Property, Plant and Equipment and Nonutility Property

For the Year Ended December 31, 1993
(Thousands of Dollars)



Column A                                                Column F

                                                                    Total
                                        Utility    Nonutility    Balance at
Classification                           Plant      Property    End of Period

Transmission Plant                      $ 32,163     $    -       $ 32,163
Distribution Plant                       104,259          -        104,259
General Plant                              3,149         25          3,174
Plant Held for Future Use                  1,007          -          1,007
Other                                          6      7,372          7,378
                                         140,584      7,397        147,981
Construction Work In Progress              2,815          -          2,815

       Total                            $143,399     $7,397       $150,796




    Neither the total additions nor the total deductions during the year ended December 31, 1993 amounted to more than 10% of the closing balance of total utility plant and other physical property, and the information required by Columns B, C, D and E is, therefore, omitted. A summary of Columns C, D and E for the year ended December 31, 1993 is as follows:

    Column C - Additions at cost                      $ 6,590
    Column D - Retirements                                705
    Column E - Other changes                              320*
                   Net Change                         $ 6,205







  * Other changes represent transfers of property between the respondent and the Parent amounting to $320.


    For information concerning depreciation procedures, see Note 1 of Notes to Consolidated Financial Statements.
                                Schedule V


ROCKLAND ELECTRIC COMPANY

Property, Plant and Equipment and Nonutility Property

For the Year Ended December 31, 1992
(Thousands of Dollars)



Column A                                               Column F

                                                                    Total
                                        Utility    Nonutility    Balance at
Classification                           Plant      Property    End of Period

Transmission Plant                      $ 31,711     $    -       $ 31,711
Distribution Plant                        98,626          -         98,626
General Plant                              3,015         25          3,040
Plant Held for Future Use                  1,007          -          1,007
Other                                          6      6,585          6,591
                                         134,365      6,610        140,975
Construction Work In Progress              3,616          -          3,616

       Total                            $137,981     $6,610       $144,591





    Neither the total additions nor the total deductions during the year ended December 31, 1992 amounted to more than 10% of the closing balance of total utility plant and other physical property, and the information required by Columns B, C, D and E is, therefore, omitted. A summary of Columns C, D and E for the year ended December 31, 1992 is as follows:

    Column C - Additions at cost                      $ 7,728
    Column D - Retirements                              1,399
    Column E - Other changes                              429*
                   Net Change                         $ 6,758






  * Other changes represent transfers of property between the respondent and the Parent amounting to $429.

    For information concerning depreciation procedures, see Note 1 of Notes to Consolidated Financial Statements.
                                Schedule V


                         ROCKLAND ELECTRIC COMPANY

           Property, Plant and Equipment and Nonutility Property

                   For the Year Ended December 31, 1991
                          (Thousands of Dollars)



Column A                                               Column F

                                                                    Total
                                        Utility    Nonutility    Balance at
Classification                           Plant      Property    End of Period

Transmission Plant                      $ 31,487     $    -       $ 31,487
Distribution Plant                        93,772          -         93,772
General Plant                              2,871         25          2,896
Plant Held for Future Use                  1,007          -          1,007
Other                                          6      6,072          6,078
                                         129,143      6,097        135,240
Construction Work In Progress              2,593        -            2,593

       Total                            $131,736     $6,097       $137,833





    Neither the total additions nor the total deductions during the year ended December 31, 1991 amounted to more than 10% of the closing balance of total utility plant and other physical property, and the information required by Columns B, C, D and E is, therefore, omitted. A summary of Columns C, D and E for the year ended December 31, 1991 is as follows:

    Column C - Additions at cost                      $10,348
    Column D - Retirements                                690
    Column E - Other changes                               81*
                   Net Change                         $ 9,739






  * Other changes represent transfers of property between the respondent and the Parent amounting to $81.

    For information concerning depreciation procedures, see Note 1 of Notes to Consolidated Financial Statements.
Schedule VI


ROCKLAND ELECTRIC COMPANY

Accumulated Depreciation and Amortization of Property, Plant and Equipment and Nonutility Property


For the Year Ended December 31, 1993
(Thousands of Dollars)




Column A             Column B    Column C   Column D    Column E    Column F

                                 Additions
                     Balance at  charged to               Other     Balance at
                     beginning   costs and              changes-add   end of
Description          of period   expenses   Retirements  (deduct)     period


Accumulated deprecia-
  tion of utility
  plant                $34,530     $3,757     $  786      $ (148)(A) $37,353




Accumulated deprecia-
  tion of nonutility
  property             $ 1,692     $  510     $    -      $    -     $ 2,202









(A) Other changes include the following: additions of $135 materials salvaged, $12 charged to other accounts, and net miscellaneous additions of $109 less deductions of $404 for removal costs.

Schedule VI


ROCKLAND ELECTRIC COMPANY

Accumulated Depreciation and Amortization of Property, Plant and Equipment and Nonutility Property


For the Year Ended December 31, 1992
(Thousands of Dollars)




Column A             Column B    Column C   Column D    Column E    Column F

                                 Additions
                     Balance at  charged to               Other     Balance at
                     beginning   costs and              changes-add   end of
Description          of period   expenses   Retirements  (deduct)     period


Accumulated deprecia-
  tion of utility
  plant                $32,796     $3,606     $1,627      $ (245)(A) $34,530



Accumulated deprecia-
  tion of nonutility
  property             $ 1,312     $  380     $    -      $    -     $ 1,692









(A) Other changes include the following: additions of $146 materials salvaged, $12 charged to other accounts, and net miscellaneous additions of $92 less deductions of $495 for removal costs.

                                Schedule VI


ROCKLAND ELECTRIC COMPANY

Accumulated Depreciation and Amortization of Property, Plant and Equipment and Nonutility Property


For the Year Ended December 31, 1991
(Thousands of Dollars)




    Column A          Column B   Column C  Column D    Column E   Column F

                                 Additions
                      Balance at charged to               Other   Balance at
                      beginning  costs and            changes-add   end of
  Description         of period  expenses  Retirements  (deduct)   period

Accumulated depre-
  ciation of utility
  plant               $26,554    $3,285    $  811      $3,768(A)  $32,796




Accumulated depre-
  ciation of non-
  utility property    $   982    $  330    $    -      $    -     $ 1,312














(A) Other changes include the following: additions of $4,073 materials salvaged, $13 charged to other accounts, and net miscellaneous additions of $21 less deductions of $339 for removal costs.

                                 Schedule VIII

                           ROCKLAND ELECTRIC COMPANY

                Valuation and Qualifying Accounts and Reserves

                 Years Ended December 31, 1993, 1992 and 1991
                            (Thousands of Dollars)


Column A                Column B         Column C        Column D    Column E
                                        Additions
                                      (1)        (2)
                       Balance at  Charged to  Charged             Balance at
                       beginning   costs and   to other              end of
Description            of period    expenses   accounts Deductions   period

December 31, 1993
 Allowance for
  Uncollectible Accounts:
    Customer accounts     $190        $220       $39       $239       $210
    Other accounts          35          91         -         73         52
    Gas marketing
    accounts                75         548         -        153        471
                          $300        $859       $39(A)    $465(B)    $733

 Reserve for Claims
  and Damages             $223        $122       $ -       $ 77(C)    $268

December 31, 1992
 Allowance for
  Uncollectible Accounts:
    Customer accounts     $196        $251       $29       $286      $190
    Other accounts          59          77         -        102        35
    Gas marketing
    accounts                40          43         -          8        75
                          $295        $371       $29(A)    $396(B)   $300

 Reserve for Claims
  and Damages             $387       $   9       $93       $266(C)   $223

December 31, 1991
 Allowance for
  Uncollectible Accounts:
    Customer accounts     $205        $470       $23        $502     $196
    Other accounts          50         130         6         127       59
    Gas marketing
    accounts                 0          41         -           1       40
                          $255        $641       $29(A)     $630(B)  $295

 Reserve for Claims
  and Damages             $475       $ 124       $ -        $212(C)  $387

(A) Collection of accounts previously written off.

(B) Accounts considered uncollectible and written off.

(C) Payment of damage claims.
                                    Schedule X


                             ROCKLAND ELECTRIC COMPANY

                    Supplementary Income Statement Information
                              (Thousands of Dollars)



                                                       Column B
Column A                                     Charged to Costs and Expenses


                                                 Year Ended December 31,
 Item                                         1993         1992        1991

1.  Maintenance                             $ 5,430      $ 5,396     $ 4,816


2.  Taxes other than income taxes:
      Miscellaneous Federal taxes           $ 1,230      $ 1,297     $ 1,259
      Municipal property taxes                  236          215         203
      State gross earnings (franchise)        6,161        5,775       5,699
      State unemployment                         71           44          17
      State utility gross receipts           11,412       10,380      10,672
      State sales, use and capital stock        166          284         260
                                             19,276       17,995      18,110

    Less:  charged to construction work
           in progress accounts                 399          402         414

           Total                            $18,877      $17,593     $17,696




















Other items not shown are less than one percent of revenues. UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                FORM 10-K  EXHIBITS


                           ROCKLAND ELECTRIC COMPANY
              (Exact name of Registrant as Specified in its Charter)



      Fiscal Year Ended December 31, 1993      Commission File Number 2-36005


                             ROCKLAND ELECTRIC COMPANY
                                   EXHIBIT LIST
                                  1993 Form 10-K


Exhibit


* 3.1 Certificate of Incorporation, as amended through November 5, 1987. (Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1992, File No. 2-36005).

  3.5        By-Laws, as amended through October 7, 1993.

* 4.1        Mortgage Trust Indenture of Rockland Electric
             Company, dated as of July 1, 1954. (Exhibit 2.16 to Registration Statement No. 2-14159).

* 4.4        Third Supplemental Indenture of Rockland Electric
             Company, dated as of August 15, 1965. (Exhibit 4.23 to Registration Statement No. 2-24682).

*4.10 Ninth Supplemental Indenture of Rockland Electric Company, dated March 1, 1993. (Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 1992, File No. 2-36005).

*10.0 Joint Operating Agreement, dated as of February 5, 1976 between Orange and Rockland Utilities, Inc. and the Company. (Exhibit 10.0 to Form 10-K for fiscal year ended December 31, 1989).

 10.1 Power Supply Agreement, dated as of January 1, 1993 between Orange and Rockland Utilities, Inc. and the Company, as filed with the Federal Energy Regulatory
             Commission.

* +10.3 Performance Unit Incentive Plan effective December 3, 1992. (Exhibit 10.3 to Form 10-K for the fiscal year ended
             December 31, 1992, File No. 2-36005).
                              ROCKLAND ELECTRIC COMPANY
                                    EXHIBIT LIST
                                   1993 Form 10-K

Exhibit


* +10.4 Award Agreement under the Performance Unit Incentive Plan applicable to P. J. Chambers, Jr. dated December 3, 1992. (Exhibit 10.4 to Form 10-K for the fiscal year ended
             December 31, 1992, File No. 2-36005).


* 22         Subsidiaries of the Company.
             (Exhibit 22 to Form 10-K for the fiscal year ended
             December 31, 1992, File No. 2-36005).

*Incorporated by reference to the indicated filings.
+Denotes Executive Compensation Plans and Arrangements.