Form 10-Q
period 1994-03-31
ROCKLAND ELECTRIC CO
filed 1994-05-13
CIK 84613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q


(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended    March 31, 1994

                                  OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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



                                     None
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X          No


     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practicable date.

Common Stock - $100 Par Value              112,000 Shares
           (Class)                (Outstanding at April 30, 1994)

                          Table of Contents




PART I.  FINANCIAL INFORMATION                                 PAGE

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
            at March 31, 1994 and December 31, 1993               2

          Consolidated Statements of Income (Unaudited) for
            the three months ended March 31, 1994 and
            March 31, 1993                                        4

          Consolidated Cash Flow Statements (Unaudited) for
            the three months ended March 31, 1994 and
            March 31, 1993                                        5

          Notes to Consolidated Financial Statements              6

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                       10

ITEM 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                       12

                             PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ROCKLAND ELECTRIC COMPANY

        (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                         Consolidated Balance Sheets (Unaudited)

                                         Assets
                                                                 March 31,  December 31,
                                                                   1994         1993
                                                                (Thousands of Dollars)
Utility Plant:
   Electric                                                      $141,268    $140,584
   Less accumulated depreciation                                   38,104      37,353
          Net Utility Plant in Service                            103,164     103,231
   Construction work in progress                                    2,875       2,815
          Net Utility Plant                                       106,039     106,046

Non-utility Property:
   Non-utility property                                             7,492       7,397
   Less accumulated depreciation and amortization                   2,351       2,202
          Net Non-utility Property                                  5,141       5,195

Current Assets:
   Cash and cash equivalents                                        4,976      13,813
   Temporary cash investments                                           -         685
   Customer accounts receivable, less allowance for
     uncollectible accounts of $198 and $210                       11,399      12,345
   Accrued utility revenue                                          2,336       2,932
   Other accounts receivable, less allowance for uncollectible
     accounts of $69 and $52                                        2,086       2,358
   Receivable from associated companies                             2,110         314
   Gas marketing accounts receivable, less allowance for
     uncollectible accounts of $533 and $471                       51,712      49,249
   Materials and supplies (at average cost)                         7,379       7,210
   Prepayments and other current assets                            19,439       3,914
          Total Current Assets                                    101,437      92,820

Deferred Debits:
   Income tax recoverable in future rates                           7,130       7,085
   Extraordinary property loss - Sterling Nuclear Project           4,461       4,594
   Deferred revenue taxes                                          11,503      11,769
   Deferred pension and other postretirement benefits               2,532       2,138
   Unamortized debt expense (amortized over term of securities)       957         987
   Other deferred debits                                            5,944       6,557
          Total Deferred Debits                                    32,527      33,130

          Total                                                  $245,144    $237,191
                                                                 ________    ________


The accompanying notes are an integral part of these statements.
/TABLE

                              ROCKLAND ELECTRIC COMPANY

         (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                       Consolidated Balance Sheets (Unaudited)

                           Capitalization and Liabilities
                                                        March 31,   December 31,
                                                          1994         1993
                                                        (Thousands of Dollars)
Capitalization:
    Common stock (112,000 shares outstanding)          $ 11,200      $ 11,200
    Capital stock expense                                   (20)          (20)
    Retained earnings                                    79,936        78,904
         Total Common Stock Equity                       91,116        90,084

    Long-term debt                                       43,704        43,866
         Total Capitalization                           134,820       133,950

Non-current Liabilities:
    Reserve for claims and damages                          226           268
    Postretirement benefits                               1,969         1,454
         Total Non-current liabilities                    2,195         1,722

Current Liabilities:
    Long-term debt due within one year                      891           891
    Notes payable                                         3,100         1,200
    Accounts payable                                      9,820           384
    Gas marketing accounts payable                       52,796        54,247
    Amounts due to associated companies                   9,640        10,904
    Customer deposits                                     1,115         1,130
    Accrued taxes                                         4,930         8,435
    Accrued interest                                        871         1,667
    Other current liabilities                               199           307
         Total Current Liabilities                       83,362        79,165

Deferred Taxes and Other:
    Deferred Federal income taxes                        19,278        16,601
    Deferred investment tax credits                       2,559         2,587
    Refundable fuel costs                                 1,006         1,656
    Other deferred credits                                1,924         1,510
         Total Deferred Taxes and Other                  24,767        22,354

         Total                                         $245,144      $237,191
                                                       ________      ________






The accompanying notes are an integral part of these statements.
/TABLE

                                  ROCKLAND ELECTRIC COMPANY
             (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                        Consolidated Statements of Income (Unaudited)
                                                            Three Months
                                                           Ended March 31,
                                                          1994         1993
                                                        (Thousands of Dollars)
Operating Revenues:
   Electric operations                                  $ 31,343    $ 30,536
   Diversified activities                                 96,625      82,001
        Total Operating Revenues                         127,968     112,537

Operating Expenses:
   Operations:
        Electricity purchased for resale-net              16,147      15,905
        Non-utility gas marketing purchases               91,075      78,450
        Other expenses of operation                       10,493       9,780
   Maintenance                                             1,225         940
   Depreciation and amortization                           1,141       1,087
   Taxes other than income taxes                           4,818       4,584
   Federal income taxes                                   (1,864)        193
   Deferred Federal income taxes                           2,598          82
   Deferred investment tax credit                            (28)        (31)
        Total Operating Expenses                         125,605     110,990

Income From Operations                                     2,363       1,547

Other Income and (Deductions):
   Allowance for other funds used
     during construction                                       7           -
   Investigation costs                                      (662)          -
   Other - net                                               152         114
   Taxes other than income taxes                             (11)        (10)
   Federal income taxes                                      238          26
   Deferred Federal income taxes                             (34)        (38)
        Total Other Income and (Deductions)                 (310)         92

Income Before Interest Charges                             2,053       1,639

Interest Charges:
   Interest on long-term debt                                803         908
   Other interest                                            192         118
   Amortization of debt premium and expense-net               35          17
   Allowance for borrowed funds used
     during construction                                     (10)          -
        Total Interest Charges                             1,020       1,043

Net Income                                              $  1,033     $   596
                                                        ________     _______

Average number of common shares (000's)                      112         112
                                                        ________     _______

Earnings per average common share                       $   9.22     $  5.32
                                                        ________     _______


The accompanying notes are an integral part of these statements.
/TABLE

                               ROCKLAND ELECTRIC COMPANY

          (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                     Consolidated Cash Flow Statements (Unaudited)
                                                                   Three Months Ended
                                                                        March 31,
                                                                   1994         1993
                                                                 (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                      $ 1,033        $   596
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
Depreciation and amortization                                     1,115            912
Deferred Federal income taxes                                     2,632            120
Deferred investment tax credit                                      (28)           (31)
Deferred fuel costs                                                (650)          (509)
Allowance for funds used during construction                        (17)             -
Changes in certain current assets and liabilities:
   Temporary cash investments                                       685            128
   Accounts and gas marketing accounts receivable,
     net and accrued utility revenue                               (649)        (1,393)
   Receivable from associated companies                          (1,796)           478
   Materials and supplies                                          (169)           406
   Prepayments and other current assets                         (15,525)           320
   Operating and gas marketing accounts payable                   7,985          1,279
   Amounts due to associated companies                           (1,264)         5,923
   Accrued taxes                                                 (3,505)         4,039
   Accrued interest                                                (796)          (779)
   Other current liabilities                                       (123)           395
Other-net                                                         1,412           (424)
Net Cash (Used in) Provided by Operations                        (9,660)        11,460

Cash Flow from Investing Activities:
Additions to plant                                                 (927)          (786)
Allowance for funds used during construction                         17              -
Net Cash Used in Investing Activities                              (910)          (786)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of long-term debt                                         -         20,000
Retirements of:
   Long-term debt                                                  (167)       (16,492)
Net borrowings under short-term debt arrangements                 1,900              -
Net Cash Provided by Financing Activities                         1,733          3,508

Net Change in Cash and Cash Equivalents                          (8,837)        14,182
Cash and Cash Equivalents at Beginning of Period                 13,813         14,827
Cash and Cash Equivalents at End of Period                      $ 4,976        $29,009
                                                                _______        _______


Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest, net of amounts capitalized                         $ 1,779        $ 1,751
                                                                _______        _______


The accompanying notes are an integral part of these statements.
/TABLE

                           ROCKLAND ELECTRIC COMPANY

      (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 1994, the consolidated statements of income for the three month periods ended March 31, 1994 and 1993, and the consolidated cash flow statements for the three month periods then ended have been prepared by Rockland Electric Company (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at March 31, 1994, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1993 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Form 10-K Annual Report. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the results of operations for the full year.

3. The results of the Company's wholly owned non-utility subsidiary, Saddle River Holdings Corporation, are consolidated for financial reporting purposes. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at March 31, 1994 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1993 Form 10-K Annual Report.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postretirement Benefits" which required the recording of a liability of approximately $.2 million. The adoption of Statement No. 112 did not have a significant impact on the results of current operations because of the recording of offsetting regulatory assets.

                           ROCKLAND ELECTRIC COMPANY

      (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the first quarter of 1994 amounted to $9.22 as compared to $5.32 for the first quarter of 1993. The increase of $3.90 per share is the result of a number of factors as discussed in the "Results of Operations".

Average common shares outstanding, all of which are owned by Orange and Rockland Utilities, Inc. (the "Parent") were 112,000 shares for both the first quarter of 1994 and 1993.

Allowance for Funds Used During Construction ("AFDC") amounted to 1.6% of Net Income for the quarter ended March 31, 1994 and had no effect on Net Income for the first quarter of 1993.


                        Capital Resources and Liquidity

At the end of the first quarters of 1994 and 1993 the Company had available bank lines of credit of $10 million for its utility business. In addition, non-utility lines of credit amounted to $15 million at March 31, 1994. The non-utility subsidiaries may undertake short-term borrowing or make short-term investments. The average daily balance of short-term borrowings for the three months ended March 31, 1994 amounted to approximately $2.2 million at an effective interest rate of 6.5% compared to $49,000 at an effective rate of 6.5% for the first three months of 1993. The average daily balance of temporary cash investments for the three months ended March 31, 1994 was $13.8 million as compared to $8.5 million for the first three months of 1993.

Construction expenditures, excluding AFDC, amounted to $.9 million for the first three months of 1994 as compared to $.8 million for the same period of 1993.

                                 Rate Activity

In January 1992, an increase in electric rates of $5.1 million was granted by the New Jersey Board of Regulatory Commissioners ("NJBRC") in response to the Company's March 18, 1991 petition requesting a $12.9 million increase in base rates. This increase includes a 12% rate of return on equity. In addition, the NJBRC initiated a Phase II proceeding in this case to address the effect of the State of New Jersey's June 1, 1991 tax legislation. That legislation changed the procedure under which certain taxes are collected from New Jersey utilities. Previously, utilities had been subject to a 12.5% gross receipts and franchise tax which the utilities paid in lieu of property taxes; however, the new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment to the State of the taxes collected. As a result, the Company is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992 the NJBRC issued a Decision and Order approving the recovery of the additional tax over a ten year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unrecovered accelerated payments is included in Deferred Revenue Taxes.

On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal from the NJBRC Decision and Order with the Superior Court of New Jersey Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. Rate Counsel's brief and the Company's brief in response were filed in October 1993. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBRC Decision, stating the NJBRC used proper rate-making principles and utilized its expertise.

Under an agreement with the NJBRC to return to customers funds misappropriated by employees, RECO has refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994. The Company has also pledged to return any other funds that are discovered to have been misappropriated.

Results of Operations:

                             QUARTERLY COMPARISON


Earnings per average common share outstanding for the first quarter of 1994 amounted to $9.22 per share as compared to $5.32 for the first quarter of 1993. This increase in earnings reflects the improved operating results of the gas marketing subsidiary, lower interest charges, and higher electric sales, offset by expenses associated with the continuing investigation and litigation involving misappropriations of Company funds.

Utility Revenues

Electric operating revenues including fuel cost recoveries increased by $.8 million in the first quarter of 1994 as compared to the same quarter of 1993.

The components of the changes in electric operating revenues for the quarter ended March 31, 1994 as compared to the same quarter of 1993 are as follows:

                                              (Millions of Dollars)
     Retail sales:
          Base Rates*                                $  .4
          Fuel cost recoveries                         (.1)
          Sales volume changes                          .5
               Total                                 $  .8
                                                     _____


     * Includes miscellaneous surcharges

Retail sales of electricity for the first quarter increased by 2.1% or 6,069 megawatt hours ("Mwh") from the same quarter of 1993. This increase is the result of an increase in the average number of customers and usage when compared to the first quarter of 1993.

Purchased Power Costs

Purchased power costs increased by $.2 million in the first quarter of 1994 as compared to the same quarter of 1993. The components of the changes in electric energy costs are as follows:

                                                   (Millions of Dollars)

     Changes in Kilowatt-hours purchased                     .3
     Deferred fuel charges                                 ( .1)
          Total                                           $  .2
                                                          _____


The average cost per kilowatt-hour purchased was 5.22 cents for the quarters ended March 31, 1994 and 1993.

Other Operating and Maintenance Expenses

Other operating and maintenance expenses, excluding purchased power costs and gas marketing purchases, increased by $1.7 million in the first quarter of 1994 as compared to the same period of 1993. This increase is the result of increases of $1.2 million in diversified activities expenses and $.5 million in utility operating expenses. The utility operating expenses primarily reflect increases in maintenance costs of $.3 million, higher amortization of Demand Side Management ("DSM") costs which are being recovered through revenue in the current period of $.2 million and increases in taxes of $.2 million, offset by a decrease in miscellaneous operating expenses of $.2 million.

Diversified Activities

The Company's diversified activities, which are conducted through it's wholly owned non-utility subsidiaries, consist of natural gas marketing and communications.

Revenues from diversified activities increased by $14.6 million in the first quarter of 1994 as compared to the same quarter of 1993, as a result of the gas marketing subsidiary's success in adding customers and increasing sales volumes. These revenues were offset by increases in operating expenses, which included higher gas purchases of $12.6 million. Other operating expenses increased by $1.2 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased $.4 million during the first quarter of 1994 when compared to the first quarter of 1993. This decrease is primarily the result of an increase in outside professional and consultative services relating to the ongoing investigation, partially offset by the decrease in interest expense on long-term debt resulting from lower interest rates resulting from debt refinancings.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of a criminal action brought against Linda Winikow, a former Vice President of the Parent and the Company, by the Rockland County (New York) District Attorney and her subsequent guilty pleas to charges of grand larceny (a class D felony), commercial bribery (a class A misdemeanor), and making a campaign contribution under a false name (an unclassified misdemeanor), which pleas were entered in the Supreme Court of the State of New York. Ms. Winikow's sentencing on these pleas, originally scheduled for April 7, 1994, has been rescheduled to the Fall of 1994.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of the termination for cause of the employment of James F. Smith as Chief Executive Officer of the Parent and his removal as Chairman of the Board of Directors of the Parent. As stated therein, Mr. Smith has the right under his employment agreement with the Parent to contest his termination for cause in an arbitration proceeding. By letter to the Parent dated
May 5, 1994, Mr. Smith, through his attorney, has indicated his intention to seek arbitration of his termination for cause and the Parent's claims asserted against him in Orange and Rockland v. Smith, an action brought by the Parent against Mr. Smith in New York State Supreme Court. In its complaint, served on March 16, 1994, the Parent alleges causes of action against Mr. Smith for breaches of fiduciary duty, inducing breach of fiduciary duty by others, fraud, conversion, unjust enrichment and waste. The Parent does not believe that the claims asserted in its lawsuit should be subject to arbitration.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an action entitled Feiner v. Orange and Rockland Utilities, Inc., et al., a purported ratepayer class action complaint against the Parent which was filed in the United States District Court, Southern District of New York. As stated therein, the complaint alleges that the defendants violated RICO and New York common law by using false and misleading testimony to obtain rate increases from the NYPSC and used funds obtained from ratepayers in furtherance of an alleged scheme to make illegal campaign contributions and other illegal payments. Plaintiffs seek damages in the amount of $900 million (which they seek to treble pursuant to the RICO statute). On February 18, 1994, the Parent filed a motion to dismiss this action. On April 11, 1994, plaintiff filed its opposition to this motion and on April 21, 1994, the Parent filed its reply. A hearing on the motion to dismiss was held before Judge Brieant on April 22, 1994.

     Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 for a description of an action entitled Patents Management Corporation v. Orange and Rockland Utilities, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint filed in the Supreme Court of the State of New York, County of New York, and Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, filed in the United States District Court, Southern District of New York. At a status conference held on April 22, 1994, Judge Brieant scheduled a further conference with regard to the Gross litigation on July 22, 1994. Plaintiff's attorney in Patents Management has agreed to proceed in this litigation according to the schedule set by Judge Brieant with regard to the Gross suit.

     On March 31, 1994, Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith, a purported shareholder class action complaint, was filed in the United States District Court, Southern District of New York. Plaintiff alleges that various Securities and Exchange Commission ("SEC") filings of the Parent during the period between March 2 and August 18, 1993 contained false and misleading information or omitted to state material facts necessary to make the statements therein not misleading, and thereby violated Section 10 of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by failing to disclose what the plaintiff alleges was a "scheme" by the Parent to make illegal political payments and campaign contributions to various public officials and politicians. As a result, plaintiff claims, during such period persons who purchased the stock of the Parent did so at artificially inflated prices. The Bernstein complaint seeks unspecified money damages. The Parent intends to vigorously contest the claims brought against it in this complaint. At a status conference held on April 22, 1994, Judge Brieant scheduled a further conference with regard to this action on July 22, 1994.

     The Bernstein complaint also asserts a claim against Mr. Smith under
Section 20 of the Exchange Act. Plaintiff alleges that during the time period in question, Mr. Smith, then the Chief Executive Officer of the Parent and the Company, Chairman of the Parent's Board of Directors, and a member of the Company's Board of Directors, was a controlling person of the Parent and thus should be held liable under Section 20 for causing, or preventing the Parent from engaging in, the wrongful acts alleged in the complaint.

Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

     Reference is made to Item 14(b), Reports on Form 8-K, in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, for a description of (a) a Current Report on Form 8-K dated February 10, 1994, filed by the Company with the SEC on February 17, 1994; and (b) a Form 8-K/A dated February 10, 1994, filed by the Company on February 22, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ROCKLAND ELECTRIC COMPANY
                                               (Registrant)




     Date:  May 12, 1994           By     TERRY L. DITTRICH
                                          Terry L. Dittrich
                                          Acting Controller




     Date:  May 12, 1994           By     ROBERT J. McBENNETT
                                          Robert J. McBennett
                                          Treasurer