Form 10-Q
period 1994-06-30
ROCKLAND ELECTRIC CO
filed 1994-08-11
CIK 84613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


      (Mark One)
      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended         June 30, 1994

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

Common Stock - $100 Par Value                     112,000 Shares
           (Class)                        (Outstanding at July 29, 1994)

                          Table of Contents




PART I.  FINANCIAL INFORMATION                                 PAGE

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
            at June 30, 1994 and December 31, 1993                1

          Consolidated Statements of Income (Unaudited) for
            the three months and six months ended
            June 30, 1994 and June 30, 1993                       3

          Consolidated Cash Flow Statements (Unaudited) for
            the six months ended June 30, 1994 and
            June 30, 1993                                         4

          Notes to Consolidated Financial Statements              5

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   6

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                       11

Signatures                                                       13

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ROCKLAND ELECTRIC COMPANY

          (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                        Consolidated Balance Sheets (Unaudited)

                                        Assets
                                                                 June 30,   December 31,
                                                                   1994         1993
                                                                (Thousands of Dollars)
Utility Plant:
   Electric                                                      $141,471    $140,584
   Less accumulated depreciation                                   38,621      37,353
          Net Utility Plant in Service                            102,850     103,231
   Construction work in progress                                    3,014       2,815
          Net Utility Plant                                       105,864     106,046

Non-utility Property:
   Non-utility property                                             7,590       7,397
   Less accumulated depreciation and amortization                   2,502       2,202
          Net Non-utility Property                                  5,088       5,195

Current Assets:
   Cash and cash equivalents                                        5,649      13,813
   Temporary cash investments                                         182         685
   Customer accounts receivable, less allowance for
     uncollectible accounts of $196 and $210                       10,529      12,345
   Accrued utility revenue                                          3,848       2,932
   Other accounts receivable, less allowance for uncollectible
     accounts of $99 and $52                                        3,571       2,358
   Receivable from associated companies                             3,269         314
   Gas marketing accounts receivable, less allowance for
     uncollectible accounts of $283 and $471                       44,697      49,249
   Materials and supplies (at average cost)                         7,233       7,210
   Prepayments and other current assets                            16,693       3,914
          Total Current Assets                                     95,671      92,820

Deferred Debits:
   Income tax recoverable in future rates                           7,127       7,085
   Extraordinary property loss - Sterling Nuclear Project           4,328       4,594
   Deferred revenue taxes                                          11,255      11,769
   Deferred pension and other postretirement benefits               2,894       2,138
   Unamortized debt expense (amortized over term of securities)       926         987
   Other deferred debits                                           12,256       6,557
          Total Deferred Debits                                    38,786      33,130

          Total                                                  $245,409    $237,191



The accompanying notes are an integral part of these statements.
/TABLE

                              ROCKLAND ELECTRIC COMPANY

         (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                       Consolidated Balance Sheets (Unaudited)

                           Capitalization and Liabilities


                                                        June 30,    December 31,
                                                          1994         1993

                                                        (Thousands of Dollars)
Capitalization:
    Common stock (112,000 shares outstanding)          $ 11,200      $ 11,200
    Capital stock expense                                   (20)          (20)
    Retained earnings                                    81,197        78,904
         Total Common Stock Equity                       92,377        90,084

    Long-term debt                                       43,392        43,866
         Total Capitalization                           135,769       133,950

Non-current Liabilities:
    Reserve for claims and damages                          243           268
    Postretirement benefits                               2,462         1,454
         Total Non-current liabilities                    2,705         1,722

Current Liabilities:
    Long-term debt due within one year                      965           891
    Notes payable                                        10,050         1,200
    Accounts payable                                        135           384
    Gas marketing accounts payable                       46,982        54,247
    Amounts due to associated companies                  13,070        10,904
    Customer deposits                                     1,123         1,130
    Accrued taxes                                         4,930         8,435
    Accrued interest                                      1,680         1,667
    Other current liabilities                             2,621           307
         Total Current Liabilities                       81,556        79,165

Deferred Taxes and Other:
    Deferred Federal income taxes                        20,268        16,601
    Deferred investment tax credits                       2,532         2,587
    Refundable fuel costs                                 1,066         1,656
    Other deferred credits                                1,513         1,510
         Total Deferred Taxes and Other                  25,379        22,354

         Total                                         $245,409      $237,191





The accompanying notes are an integral part of these statements.
/TABLE

                                 ROCKLAND ELECTRIC COMPANY

            (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                       Consolidated Statements of Income (Unaudited)
<CPATION>
                                                  Three Months             Six Months
                                                  Ended June 30,         Ended June 30,
                                                1994         1993      1994         1993
                                             (Thousands of Dollars)  (Thousands of Dollars)
Operating Revenues:
   Electric operations                         $ 31,944   $ 31,056    $ 63,287   $ 61,591
   Diversified activities                        86,859     74,478     183,484    156,480
        Total Operating Revenues                118,803    105,534     246,771    218,071

Operating Expenses:
   Operations:
        Electricity purchased for resale-net     15,566     16,125      31,713     32,030
        Non-utility gas marketing purchases      82,476     71,023     173,550    149,473
        Other expenses of operation              10,591     10,176      21,083     19,957
   Maintenance                                    1,256      1,408       2,481      2,348
   Depreciation and amortization                  1,146      1,102       2,287      2,188
   Taxes other than income taxes                  4,440      4,294       9,259      8,878
   Federal income taxes                             (75)    (2,360)     (1,939)    (2,167)
   Deferred Federal income taxes                    958      2,522       3,556      2,604
   Deferred investment tax credit                   (28)       (31)        (55)       (62)
        Total Operating Expenses                116,330    104,259     241,935    215,249

Income From Operations                            2,473      1,275       4,836      2,822

Other Income and (Deductions):
   Allowance for other funds used
     during construction                              1         17           8         17
   Investigation costs                             (588)         -      (1,250)         -
   Other - net                                      252         66         404        180
   Taxes other than income taxes                    (11)       (11)        (23)       (21)
   Federal income taxes                             193         39         431         65
   Deferred Federal income taxes                    (34)       (38)        (68)       (77)
        Total Other Income and (Deductions)        (187)        73        (498)       164

Income Before Interest Charges                    2,286      1,348       4,338      2,986

Interest Charges:
   Interest on long-term debt                       803        803       1,605      1,710
   Other interest                                   190        138         382        255
   Amortization of debt premium and expense-net      35         30          70         47
   Allowance for borrowed funds used
     during construction                             (2)       (17)        (12)       (17)
        Total Interest Charges                    1,026        954       2,045      1,995

Net Income                                     $  1,260   $    394    $  2,293    $   991

Average number of common shares (000's)             112        112         112        112

Earnings per average common share              $  11.25   $   3.52    $  20.47    $  8.85

The accompanying notes are an integral part of these statements.
/TABLE

                               ROCKLAND ELECTRIC COMPANY

          (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                     Consolidated Cash Flow Statements (Unaudited)
                                                                   Six Months Ended
                                                                        June 30,
                                                                   1994         1993
                                                                 (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                      $ 2,293        $   991
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                  2,232          2,077
   Deferred Federal income taxes                                  3,625          2,680
   Deferred investment tax credit                                   (55)           (62)
   Deferred fuel costs                                             (590)          (811)
   Allowance for funds used during construction                     (20)           (34)
   Changes in certain current assets and liabilities:
     Temporary cash investments                                     503             (1)
     Accounts and gas marketing accounts receivable,
        net and accrued utility revenue                           4,239         (4,241)
     Receivable from associated companies                        (2,955)        (3,023)
     Materials and supplies                                         (23)           159
     Prepayments and other current assets                       (12,779)        (4,551)
     Operating and gas marketing accounts payable                (7,514)          (731)
     Amounts due to associated companies                          2,166          5,357
     Accrued taxes                                               (3,505)        (1,468)
     Accrued interest                                                13            (24)
     Other current liabilities                                    2,307            227
   Other-net                                                     (4,296)        (7,012)
Net Cash (Used in) Provided by Operations                       (14,359)       (10,467)

Cash Flow from Investing Activities:
Additions to plant                                               (2,267)        (2,844)
Allowance for funds used during construction                         20             34
Net Cash Used in Investing Activities                            (2,247)        (2,810)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of long-term debt                                         -         20,000
Retirements of:
   Long-term debt                                                  (408)       (16,659)
Net borrowings under short-term debt arrangements                 8,850              -
Net Cash Provided by Financing Activities                         8,442          3,341

Net Change in Cash and Cash Equivalents                          (8,164)        (9,936)
Cash and Cash Equivalents at Beginning of Period                 13,813         14,827
Cash and Cash Equivalents at End of Period                      $ 5,649        $ 4,891

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest, net of amounts capitalized                         $ 1,951        $ 1,861

The accompanying notes are an integral part of these statements.
/TABLE

                           ROCKLAND ELECTRIC COMPANY

      (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 1994, the consolidated statements of income for the three month and six month periods ended June 30, 1994 and 1993, and the consolidated cash flow statements for the six month periods then ended have been prepared by Rockland Electric Company (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at June 30, 1994, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1993 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Form 10-K Annual Report. The results of operations for the period ended June 30, 1994 are not necessarily indicative of the results of operations for the full year.

3. The results of the Company's wholly owned non-utility subsidiary, Saddle River Holdings Corporation, are consolidated for financial reporting purposes. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at June 30, 1994 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1993 Form 10-K Annual Report.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postretirement Benefits" which required the recording of a liability of approximately $.2 million. The adoption of Statement No. 112 did not have a significant impact on the results of current operations because of the recording of an offsetting regulatory asset.

                           ROCKLAND ELECTRIC COMPANY

      (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the second quarter of 1994 amounted to $11.25 compared to $3.52 for the second quarter of 1993. The increase of $7.73 per share is the result of a number of factors as discussed in the "Results of Operations".

Average common shares outstanding, all of which are owned by Orange and Rockland Utilities, Inc. (the "Parent") were 112,000 shares for both the second quarter of 1994 and 1993.

Allowance for Funds Used During Construction ("AFDC") had an immaterial effect on Net Income for the quarter ended June 30, 1994 as compared to 8.6% of Net Income for the second quarter of 1993.


                        Capital Resources and Liquidity

At the end of the second quarters of 1994 and 1993 the Company had available bank lines of credit of $10 million for its utility business. In addition, non-utility lines of credit amounted to $15 million at June 30, 1994. The non-utility subsidiaries may undertake short-term borrowing or make short-term investments. The average daily balance of short-term borrowings for the six months ended June 30, 1994 amounted to approximately $6.4 million at an effective interest rate of 5.2% compared to $.1 million at an effective rate of 4.3% for the first six months of 1993. The average daily balance of temporary cash investments for the six months ended June 30, 1994 was $9.4 million as compared to $4.3 million for the first six months of 1993.

Construction expenditures, excluding AFDC, amounted to $2.2 million for the first six months of 1994 as compared to $2.8 million for the same period of 1993.

During June 1994, Standard & Poor's Corporation and Moody's Investors Service lowered their ratings on the Company's First Mortgage bonds to A- and A3 from A and A2, respectively.


                                 Rate Activity

In January 1992, in response to the Company's March 18, 1991 petition requesting a $12.9 million increase in base rates, an increase in electric rates of $5.1 million was granted by the New Jersey Board of Regulatory Commissioners, which was renamed effective July 5, 1994 and is now the New Jersey Board of Public Utilities ("NJBPU"). This increase includes a 12% rate of return on equity. In addition, the NJBPU initiated a Phase II proceeding in this case to address the effect of the State of New Jersey's June 1, 1991 tax legislation. That legislation changed the procedure under which certain taxes are collected from New Jersey utilities. Previously, utilities had been subject to a 12.5% gross receipts and franchise tax which the utilities paid in lieu of property taxes; however, the new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment to the State of the taxes collected. As a result, the Company is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992 the NJBPU issued a Decision and Order approving the recovery of the additional tax over a ten year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unrecovered accelerated payments is included in Deferred Revenue Taxes.

On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal from the NJBPU Decision and Order with the Superior Court of New Jersey Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBPU Decision, stating the NJBPU used proper rate-making principles.

Under an agreement with the NJBPU the Company will return to customers any funds found to be misappropriated, as a result of an ongoing investigation of certain officers and former employees. The Company has refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994.

Results of Operations:

                             QUARTERLY COMPARISON


Earnings per average common share outstanding for the second quarter of 1994 amounted to $11.25 per share as compared to $3.52 for the second quarter of 1993. This increase in earnings reflects the improved operating results of the gas marketing subsidiary and higher electric sales, offset by expenses associated with the continuing investigation and litigation involving misappropriations of Company funds, and increased tax expense.

Utility Revenues

Electric operating revenues including fuel cost recoveries increased by $.9 million in the second quarter of 1994 as compared to the same quarter of 1993.

The components of the changes in electric operating revenues for the quarter ended June 30, 1994 as compared to the same quarter of 1993 are as follows:

                                              (Millions of Dollars)
     Retail sales:
          Base Rates*                                $  .4
          Sales volume changes                          .5
               Total                                 $  .9

     * Includes miscellaneous surcharges

Retail sales of electricity for the second quarter increased by 1.9% or 5,471 megawatt hours ("Mwh") from the same quarter of 1993. This increase is the result of an increase in the average number of customers and usage when compared to the second quarter of 1993.

Purchased Power Costs

Purchased power costs decreased by $.6 million in the second quarter of 1994 as compared to the same quarter of 1993. The components of the changes in electric energy costs are as follows:

                                                   (Millions of Dollars)

     Prices paid for purchased power                     $(1.2)
     Changes in kilowatt-hours purchased                    .2
     Deferred fuel charges                                  .4
          Total                                          $( .6)



The average cost per kilowatt-hour purchased was 4.95 cents for the quarter ended June 30, 1994 and 5.33 cents for the comparable period of 1993.

Other Operating and Maintenance Expenses

Other operation and maintenance expenses, excluding purchased power costs and gas marketing purchases, increased by $1.2 million in the second quarter of 1994 as compared to the same period in 1993. This increase is the result of increases of $.6 million in diversified activities expenses and $.6 million in utility operating expenses. The utility operating expenses reflect increases in taxes, primarily as a result of Federal Income taxes which increased $.5 million. Other operation and maintenance expense were virtually unchanged when compared to the same quarter as a year ago.

Diversified Activities

The Company's diversified activities, which are conducted through it's wholly owned non-utility subsidiaries, consist of natural gas marketing and communications.

Revenues from diversified activities increased by $12.4 million in the second quarter of 1994 as compared to the same quarter of 1993, as a result of the gas marketing subsidiaries success in adding customers and increasing sales volumes. These revenues were offset by increases in operating expenses, which included higher gas purchases of $11.5 million. Other operating expenses increased by $.6 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased $.3 million during the second quarter of 1994 when compared to the second quarter of 1993. This decrease is primarily the result of an increase in outside professional and consultative services relating to the ongoing investigation.

                            YEAR TO DATE COMPARISON


Earnings per average common share outstanding for the six months ended June 30, 1994 amounted to $20.47 per share as compared to $8.85 for the same period of 1993. This increase is primarily the result of increased electric sales and improved operating results of the gas marketing subsidiary, offset by increased taxes and operation and maintenance expense.

Electric Revenues

Electric operating revenues increased by $1.7 million for the six month period ending June 30,1994 as compared to the same period in 1993.

The components of the changes in electric operating revenues for the six month period ending June 30, 1994 as compared to the same period in 1993 are as follows:

                                                  (Millions of Dollars)
     Retail sales:
       Base rates*                                       $   .8
       Fuel cost recoveries                                 (.1)
       Sales volume changes                                  .9
          Subtotal                                          1.6
     Other operating revenue                                 .1
          Total                                          $  1.7

*Includes miscellaneous surcharges

Sales of electricity to retail customers increased to 592,611 MWh in the first six months of 1994, compared to 581,072 MWh during the comparable period a year ago. This increase is the result of the increased usage per customer compared to the same period of 1993 coupled with an increase in the average number of customers.

Purchased Power Costs

Purchased power costs decreased by $.3 million for the six month period of 1994 as compared to the same period of 1993. The components of the changes in purchased power costs are as follows:

                                                   (Millions of Dollars)

     Prices paid for purchased power                     $ (1.2)
     Changes in kilowatt-hours purchased                     .6
     Deferred fuel charges                                   .3
          Total                                          $  (.3)


The average cost per kilowatt-hour purchased was 5.09 cents during the first six months of 1994 and 5.27 cents for the comparable period of 1993. Other Operating and Maintenance Expenses

Other operation and maintenance expenses, excluding purchased power costs and gas marketing purchases, increased by $2.9 million in the first six months of 1994 as compared to the same period in 1993. This increase is the result of increases of $1.8 million in diversified activities expenses and $1.1 million in utility operating expenses. The utility operating expenses reflect $.3 million amortization of DSM costs which are offset with revenues in the current period, increases in maintenance costs of $.1 million, and increases of $.6 million in Federal income taxes and $.2 million in taxes other than income taxes, primarily from increases in revenue taxes, offset by a decrease of $.1 million in other operating expenses.

Diversified Activities

Revenues from diversified activities increased by $27.0 million in the first six months of 1994 as compared to the first six months of 1993. The increase is primarily the result of increased sales from gas marketing activities. These revenues were offset by increases in operating expenses, primarily gas purchases, which increased $24.1 million, while other operating expenses increased by $1.8 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased $.7 million during the first half of 1994 when compared to the first half of 1993. This decrease is primarily the result of an increase in outside professional and consultative services relating to the ongoing investigation.

                           PART II OTHER INFORMATION


Item 1. Legal Proceedings

Investigation Related Litigation

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for descriptions of (i) an action entitled Orange and Rockland Utilities, Inc. v. Smith ("Smith"), which was filed by the Parent in New York State Supreme Court, Rockland County against James F. Smith, former Chief Executive Officer and former Chairman of the Board of Directors of the Parent and the Company and (ii) the termination for cause of the employment of Mr. Smith as Chief Executive Officer of the Parent and his removal as Chairman of the Board of Directors of the Parent. Mr. Smith had the right under his employment agreement with the Parent to contest his termination for cause in an arbitration proceeding. On May 5, 1994, Mr. Smith filed a motion demanding arbitration of his termination for cause and the Parent's claims asserted against him in the Smith litigation. On June 17, 1994, the Court issued an Order granting Mr. Smith's motion to compel arbitration. A meeting was held on July 26, 1994 with parties agreeing to file their demands for arbitration with the American Arbitration Association.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for descriptions of (i) an action entitled Orange and Rockland Utilities, Inc. v. Winikow et al. ("Winikow"), which was filed under the Federal Racketeer Influenced and Corrupt Organizations Act by the Parent in the United States District Court, Southern District of New York against a former Vice President and several former employees of the Parent; (ii) Gross v. Orange and Rockland Utilities, Inc. ("Gross"), a purported shareholder class action complaint, filed against the Parent in the United States District Court, Southern District of New York; and (iii) Patents Management Corporation v. Orange and Rockland, Inc., et al. ("Patents Management"), a purported shareholder derivative complaint filed against the Parent in the Supreme Court of the State of New York, County of New York. Conferences scheduled for July 22, 1994 with Judge Brieant in the Winikow and Gross cases, respectively, have been adjourned to September 2, 1994. Plaintiff's attorney in Patents Management has agreed to proceed in this litigation according to the schedule set by Judge Brieant with regard to the Gross suit.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a description of an action entitled Feiner, et al. v. Orange and Rockland Utilities, Inc., a purported ratepayer class action complaint against the Parent which was filed in the United States District Court, Southern District of New York. As stated therein, on February 18, 1994 the Parent filed a motion to dismiss this case. On April 22, 1994, a hearing on this motion was held before Judge Brieant followed by a second hearing before Judge Brieant on June 22, 1994. To date, there has been no decision issued with regard to the Parent's motion.

     A conference scheduled for July 22, 1994 with Judge Brieant with respect to the Feiner litigation has been adjourned to September 2, 1994.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 for a description of an action entitled Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith, a purported shareholder class action complaint against the Parent and a former Chairman of the Board of Directors and Chief Executive Officer of the Company and the Parent which was filed in the United States District Court, Southern District of New York. On April 28, 1994, the Parent filed its answer in this suit. On May 23, 1994, Mr. Smith filed his answer and a cross-claim against the Parent claiming, among other things, that the Parent is obligated to indemnify him with regard to this action.

     On June 10, 1994, the Parent filed a Notice of Motion seeking leave from the Court to amend the Parent's April 28, 1994 answer to assert a cross-claim against Mr. Smith. The Parent does not believe it is obligated to indemnify Mr. Smith with regard to this litigation.

     A conference scheduled for July 22, 1994 with Judge Brieant with respect to the Bernstein litigation has been adjourned to September 2, 1994.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ROCKLAND ELECTRIC COMPANY
                                               (Registrant)




     Date:  August 12, 1994          By   TERRY L. DITTRICH
                                          Terry L. Dittrich
                                          Acting Controller




     Date:  August 12, 1994          By   ROBERT J. McBENNETT
                                          Robert J. McBennett
                                          Treasurer