Form 10-Q
period 1994-09-30
ROCKLAND ELECTRIC CO
filed 1994-11-10
CIK 84613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


      (Mark One)
      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1994

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

Common Stock - $100 Par Value                     112,000 Shares
           (Class)                       (Outstanding at October 31, 1994)

                          Table of Contents




PART I.  FINANCIAL INFORMATION                                 PAGE

ITEM 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)
            at September 30, 1994 and December 31, 1993           1

          Consolidated Statements of Income (Unaudited) for the three months and nine months ended
            September 30, 1994 and September 30, 1993

          Consolidated Cash Flow Statements (Unaudited) for
            the nine months ended September 30, 1994 and
            September 30, 1993                                    4

          Notes to Consolidated Financial Statements              5

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                       12

Signatures                                                       13

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              ROCKLAND ELECTRIC COMPANY

           (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                         Consolidated Balance Sheets (Unaudited)

                                         Assets
                                                               September 30, December 31,
                                                                   1994         1993

                                                                (Thousands of Dollars)
Utility Plant:
   Electric                                                      $142,836    $140,584
   Less accumulated depreciation                                   39,213      37,353
          Net Utility Plant in Service                            103,623     103,231
   Construction work in progress                                    2,640       2,815
          Net Utility Plant                                       106,263     106,046

Non-utility Property:
   Non-utility property                                             7,704       7,397
   Less accumulated depreciation and amortization                   2,622       2,202
          Net Non-utility Property                                  5,082       5,195

Current Assets:
   Cash and cash equivalents                                        4,710      13,813
   Temporary cash investments                                         666         685
   Customer accounts receivable, less allowance for
     uncollectible accounts of $196 and $210                       13,398      12,345
   Accrued utility revenue                                          1,867       2,932
   Other accounts receivable, less allowance for uncollectible
     accounts of $107 and $52                                       2,609       2,358
   Receivable from associated companies                               326         314
   Gas marketing accounts receivable, less allowance for
     uncollectible accounts of $349 and $471                       42,157      49,249
   Materials and supplies (at average cost)                         7,494       7,210
   Prepayments and other current assets                            11,323       3,914
          Total Current Assets                                     84,550      92,820

Deferred Debits:
   Income tax recoverable in future rates                           7,121       7,085
   Extraordinary property loss - Sterling Nuclear Project           4,195       4,594
   Deferred revenue taxes                                          10,927      11,769
   Deferred pension and other postretirement benefits               3,226       2,138
   Unamortized debt expense (amortized over term of securities)       896         987
   Other deferred debits                                           12,535       6,557
          Total Deferred Debits                                    38,900      33,130

          Total                                                  $234,795    $237,191



The accompanying notes are an integral part of these statements.

                              ROCKLAND ELECTRIC COMPANY

         (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                       Consolidated Balance Sheets (Unaudited)

                           Capitalization and Liabilities
                                                      September 30, December 31,
                                                          1994         1993

                                                        (Thousands of Dollars)
Capitalization:
    Common stock (112,000 shares outstanding)          $ 11,200      $ 11,200
    Capital stock expense                                   (20)          (20)
    Retained earnings                                    84,403        78,904
         Total Common Stock Equity                       95,583        90,084

    Long-term debt                                       43,155        43,866
         Total Capitalization                           138,738       133,950

Non-current Liabilities:
    Reserve for claims and damages                          252           268
    Postretirement benefits                               2,899         1,454
         Total Non-current liabilities                    3,151         1,722

Current Liabilities:
    Long-term debt due within one year                      965           891
    Notes payable                                             -         1,200
    Accounts payable                                         85           384
    Gas marketing accounts payable                       48,860        54,247
    Amounts due to associated companies                   8,395        10,904
    Customer deposits                                     1,165         1,130
    Accrued taxes                                         4,930         8,435
    Accrued interest                                        882         1,667
    Other current liabilities                             2,521           307
         Total Current Liabilities                       67,803        79,165

Deferred Taxes and Other:
    Deferred Federal income taxes                        19,484        16,601
    Deferred investment tax credits                       2,503         2,587
    Refundable fuel costs                                 1,597         1,656
    Other deferred credits                                1,519         1,510
         Total Deferred Taxes and Other                  25,103        22,354

         Total                                         $234,795      $237,191





The accompanying notes are an integral part of these statements.
/TABLE

                                 ROCKLAND ELECTRIC COMPANY

            (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                       Consolidated Statements of Income (Unaudited)
                                               Three Months            Nine Months
                                                Ended September 30,    Ended September 30,
                                                1994          1993    1994           1993
                                                         (Thousands of Dollars)
Operating Revenues:
   Electric operations                         $ 39,648   $ 40,310    $102,935   $101,902
   Diversified activities                        80,700     74,174     264,184    230,653
        Total Operating Revenues                120,348    114,484     367,119    332,555

Operating Expenses:
   Operations:
        Electricity purchased from parent        17,292     18,319      49,600     51,238
        Deferred purchased power                    511       (363)        (84)    (1,252)
        Non-utility gas marketing purchases      77,452     71,315     251,002    220,788
        Other expenses of operation              11,127     10,818      32,211     30,776
   Maintenance                                    1,452      1,472       3,933      3,820
   Depreciation and amortization                  1,157      1,118       3,444      3,306
   Taxes other than income taxes                  5,218      5,311      14,477     14,189
   Federal income taxes                           2,685      2,501         746        334
   Deferred Federal income taxes                   (800)      (547)      2,756      2,058
   Deferred investment tax credit                   (28)       (31)        (84)       (93)
        Total Operating Expenses                116,066    109,913     358,001    325,164

Income From Operations                            4,282      4,571       9,118      7,391

Other Income and (Deductions):
   Allowance for other funds used
     during construction                              -          7           9         24
   Investigation costs                             (354)      (221)     (1,604)      (221)
   Other - net                                      162        190         565        370
   Taxes other than income taxes                    (18)       (11)        (40)       (32)
   Federal income taxes                              75         88         505        153
   Deferred Federal income taxes                     31        (13)        (37)       (90)
        Total Other Income and (Deductions)        (104)        40        (602)       204

Income Before Interest Charges                    4,178      4,611       8,516      7,595

Interest Charges:
   Interest on long-term debt                       803        803       2,408      2,513
   Other interest                                   143        253         524        508
   Amortization of debt premium and expense-net      35         33         105         79
   Allowance for borrowed funds used                 (9)        (5)        (20)       (22)
     during construction
        Total Interest Charges                      972      1,084       3,017      3,078

Net Income                                     $  3,206   $  3,527    $  5,499   $  4,517

Average number of common shares (000's)               112      112         112        112

Earnings per average common share              $  28.63   $  31.49    $  49.10   $  40.33

The accompanying notes are an integral part of these statements.
/TABLE

                               ROCKLAND ELECTRIC COMPANY

          (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)

                     Consolidated Cash Flow Statements (Unaudited)
                                                                   Nine Months Ended
                                                                        September 30,
                                                                   1994         1993
                                                                 (Thousands of Dollars)
Cash Flow from Operations:
Net income                                                      $ 5,499      $   4,517
Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization                                  3,322          3,168
   Deferred Federal income taxes                                  2,847          2,145
   Deferred investment tax credit                                   (84)           (93)
   Deferred fuel costs                                              (59)        (1,165)
   Allowance for funds used during construction                     (29)           (46)
   Changes in certain current assets and liabilities:
     Accounts and gas marketing accounts receivable,
        net and accrued utility revenue                           6,853         (7,533)
     Receivable from associated companies                           (12)        (1,471)
     Materials and supplies                                        (284)           305
     Prepayments and other current assets                        (7,409)          (575)
     Operating and gas marketing accounts payable                (5,686)         3,806
     Amounts due to associated companies                         (2,509)           119
     Accrued taxes                                               (3,505)        (1,468)
     Accrued interest                                              (785)          (591)
     Other current liabilities                                    2,249            174
   Other-net                                                     (4,173)        (5,692)
Net Cash (Used in) Provided by Operations                       ( 3,765)        (4,400)

Cash Flow from Investing Activities:
Additions to plant                                               (3,537)        (4,137)
Allowance for funds used during construction                         29             46
Temporary cash investments                                           19           (552)
Net Cash Used in Investing Activities                            (3,489)        (4,643)

Cash Flow from Financing Activities:
Proceeds from:
   Issuance of long-term debt                                         -         20,000
Retirements of:
   Long-term debt                                                  (649)       (16,826)
Net borrowings under short-term debt arrangements*               (1,200)             -
Net Cash Provided by Financing Activities                        (1,849)         3,174

Net Change in Cash and Cash Equivalents                          (9,103)        (5,869)
Cash and Cash Equivalents at Beginning of Period                 13,813         14,827
Cash and Cash Equivalents at End of Period                      $ 4,710        $ 8,958

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest, net of amounts capitalized                         $ 3,686        $ 3,433

The accompanying notes are an integral part of these statements.

* Debt with maturities of 90 days or less.
/TABLE

                           ROCKLAND ELECTRIC COMPANY

      (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 1994, the consolidated statements of income for the three month and nine month periods ended September 30, 1994 and 1993, and the consolidated cash flow statements for the nine month periods then ended have been prepared by Rockland Electric Company (the "Company") without an audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations at September 30, 1994, and for all periods presented, have been made. The amounts in the consolidated balance sheet as of December 31, 1993 are from audited financial statements.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1993 Form 10-K Annual Report. The results of operations for the period ended September 30, 1994 are not necessarily indicative of the results of operations for the full year.

3. The results of the Company's wholly owned non-utility subsidiary, Saddle River Holdings Corporation, are consolidated for financial reporting purposes. All significant intercompany balances and transactions have been eliminated.

4. Contingencies at September 30, 1994 are substantially the same as the contingencies described in the "Notes to Consolidated Financial Statements" included in the Company's December 31, 1993 Form 10-K Annual Report, except, during June 1994, Orange and Rockland Utilities, Inc. (the "Parent") entered into an agreement with Harriman Energy Partners, LTD. to terminate a long-term power purchase agreement for 57 Mw of capacity. The Company will request NJBPU approval of deferred accounting of all associated termination costs pending recovery of those costs in rates.

5. Certain amounts from prior years have been reclassified to conform with the current year presentation.

6. Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postretirement Benefits" which required the recording of a liability of approximately $.2 million. The Company records an offsetting regulatory asset and the adoption of Statement No. 112 did not have a significant impact on the results of current operations.

7. On September 8, 1994, the Company adopted a formal plan to sell the radio broadcasting properties operated by its wholly owned subsidiary, Saddle River Holdings, Inc. The disposal date is anticipated to be June 1, 1995. The assets to be sold consist primarily of radio broadcast licenses and operating plant and equipment. At this time the Company is unable to determine the gain or loss which will result from the disposition of the properties; however, management does not believe the disposition will have a material effect on the Company's financial statements. Further, no material operating income (loss) is expected to result during the period from September 8, 1994 through the date of disposal. Actual operating losses of the radio broadcasting properties, which are included in Income from Operations in the Consolidated Statement of Income, for the nine months ended September 30, 1994 and 1993 were ($370,892) and ($560,138), respectively.

8.   Events Subsequent to Earnings Release

     Legal Proceedings

     As more fully described in Part II, Item 1. Legal Proceedings, the Parent has reached a tentative settlement, subject to court approval, of two purported shareholder class action complaints against the Parent agreeing to create a settlement fund of $1.85 million to resolve all claims in both cases. The Parent's insurance carrier has agreed to contribute $.7 million to the settlement fund. The Company's allocated share of the net amount is $.2 million and will be charged to operations during the fourth quarter of 1994.
                           ROCKLAND ELECTRIC COMPANY

      (A Wholly Owned Subsidiary of Orange and Rockland Utilities, Inc.)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             Financial Performance

The Company's consolidated earnings per average common share outstanding for the third quarter of 1994 amounted to $28.63 compared to $31.49 for the third quarter of 1993. The decrease of $2.86 per share is the result of a number of factors as discussed in the "Results of Operations".

Average common shares outstanding, all of which are owned by Orange and Rockland Utilities, Inc. (the "Parent") were 112,000 shares for both the third quarter of 1994 and 1993.


                        Capital Resources and Liquidity

At September 30, 1994, the Company had available bank lines of credit of $10 million for its utility business. In addition, non-utility lines of credit amounted to $15 million at September 30, 1994. The non-utility subsidiaries may undertake short-term borrowing or make short-term investments. The average daily balance of short-term borrowings for the nine months ended September 30, 1994 amounted to approximately $5.9 million at an effective interest rate of 5.9% compared to $1.0 million at an effective rate of 4.6% for the first nine months of 1993. The average daily balance of temporary cash investments for the nine months ended September 30, 1994 was $7.0 million as compared to $3.6 million for the first nine months of 1993.

Construction expenditures, excluding AFDC, amounted to $3.5 million for the first nine months of 1994 as compared to $4.1 million for the same period of 1993.


                                 Rate Activity

In January 1992, in response to the Company's March 18, 1991 petition requesting a $12.9 million increase in base rates, an increase in electric rates of $5.1 million was granted by the New Jersey Board of Regulatory Commissioners ("NJBRC"). (The NJBRC was renamed effective July 5, 1994 and is now the New Jersey Board of Public Utilities ("NJBPU")). This increase includes a 12% rate of return on equity. In addition, the NJBRC initiated a Phase II proceeding in this case to address the effect of the State of New Jersey's June 1, 1991 tax legislation. That legislation changed the procedure under which certain taxes are collected from New Jersey utilities.
Previously, utilities had been subject to a 12.5% gross receipts and franchise tax which the utilities paid in lieu of property taxes; however, the new tax is based upon the number of units of energy (kwh or therms) delivered by a utility rather than revenues. The legislation also requires that utilities accelerate payment of the taxes collected to the State. As a result, the Company is required to make additional tax payments of approximately $16 million during the period 1993-1994. On November 12, 1992 the NJBRC issued a Decision and Order approving the recovery of the additional tax over a ten year period. A carrying charge of 7.5% on the unamortized balance was also approved. The amount of unrecovered accelerated payments is included in Deferred Revenue Taxes.

On February 26, 1993 the New Jersey Department of Public Advocate, Division of Rate Counsel ("Rate Counsel") filed a Notice of Appeal of the NJBRC Decision and Order with the Superior Court of New Jersey, Appellate Division, stating as grounds for the appeal that the Decision is arbitrary and capricious and would result in unjust and unreasonable rates. On March 21, 1994, the Superior Court of New Jersey, Appellate Division, upheld the NJBRC Decision, stating the NJBRC used proper rate-making principles.

Under an agreement with the NJBRC the Company will return to customers any funds found to be misappropriated, as a result of an ongoing investigation of certain officers and former employees. The Company has refunded to New Jersey ratepayers $94,100 through reductions in the applicable fuel adjustment charges in February and March 1994.

Results of Operations:

                             QUARTERLY COMPARISON


Earnings per average common share outstanding for the third quarter of 1994 amounted to $28.63 per share as compared to $31.49 per share for the third quarter of 1993. This decrease is attributed to the results of the gas marketing subsidiary, expenses associated with the continuing investigation and litigation involving misappropriation of company funds and a decrease in utility revenues, which were partially offset by lower utility operating expenses.

Utility Revenues

Electric operating revenues including fuel cost recoveries decreased by $.7 million in the third quarter of 1994 as compared to the same quarter of 1993. The components of the changes in electric operating revenues for the quarter ended September 30, 1994 as compared to the same quarter of 1993 are as follows:

                                              (Millions of Dollars)
     Retail sales:
          Base Rates*                               $ (.2)
          Fuel cost recoveries                        (.2)
          Sales volume changes                        (.3)
               Total                                $ (.7)

     * Includes miscellaneous surcharges

Retail sales of electricity for the third quarter decreased by 1.0% or 3,559 megawatt hours ("Mwh") from the same quarter of 1993. This decrease is the result of a decrease in usage when compared to the third quarter of 1993.

Purchased Power Costs

Purchased power costs decreased by $.2 million in the third quarter of 1994 as compared to the same quarter of 1993. The components of the changes in electric energy costs are as follows:

                                                   (Millions of Dollars)

     Prices paid for purchased power                      $(.3)
     Changes in kilowatt-hours purchased                   (.8)
     Deferred purchased power                               .9
          Total                                          $( .2)

The average cost per kilowatt-hour purchased was 4.55 cents for the quarter ended September 30, 1994 and 4.75 cents for the comparable period of 1993.

Other Operating and Maintenance Expenses

The Company's total operating and maintenance expenses excluding electricity purchased from its Parent, deferred purchased power, and gas marketing purchases for the third quarter, increased $.2 million when compared to the third quarter of 1993. The expenses associated with utility operations decreased by $.3 million, while non-utility operation expense increased $.5 million.

The decrease in other utility operating expenses is the result of a decrease in operation and maintenance expense of $.1 million and a decrease in tax expense of $.2 million.

Diversified Activities

The Company's diversified activities, which are conducted through it's wholly owned non-utility subsidiaries, consist of natural gas marketing and communications.

Revenues from diversified activities increased by $6.5 million in the third quarter of 1994 as compared to the same quarter of 1993, as a result of the gas marketing subsidiaries success in adding customers and increasing sales volumes. These revenues were offset by increases in operating expenses, which included higher gas purchases of $6.1 million. Other operating expenses increased by $.5 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased $.1 million during the third quarter of 1994 when compared to the third quarter of 1993. This decrease is primarily the result of an increase in outside professional and consultative services relating to the ongoing investigation. It is estimated that the Company will incur from $.1 million to $.3 million of additional expenses in the fourth quarter of 1994 in connection with legal and regulatory proceedings related to these events.

                            YEAR TO DATE COMPARISON

Earnings per average common share outstanding for the nine month period ended September 30, 1994 amounted to $49.10 per share as compared to $40.33 for the same period in 1993. This increase is attributable to increased electric revenues and the favorable results of the gas marketing subsidiary, partially offset by expenses associated with the continuing investigation and litigation involving misappropriation of company funds and increased operating expenses.

Electric Revenues

Electric operating revenues increased by $1.0 million for the nine month period ending September 30, 1994 as compared to the same period in 1993.

The components of the changes in electric operating revenues for the nine month period ending September 30, 1994 as compared to the same period in 1993 are as follows:

                                                  (Millions of Dollars)
     Retail sales:
       Base rates*                                       $   .6
       Fuel cost recoveries                                 (.4)
       Sales volume changes                                  .7
          Subtotal                                           .9
     Other operating revenue                                 .1
          Total                                          $  1.0

     * Includes miscellaneous surcharges

Sales of electricity to retail customers increased to 948,640 MWh in the first nine months of 1994, compared to 940,660 MWh during the comparable period a year ago. This increase is the result of an increase in the average number of customers for 1994 compared to the same period of 1993.

Purchased Power Costs

Purchased power costs decreased by $.5 million for the nine month period of 1994 as compared to the same period of 1993. The components of the changes in purchased power costs are as follows:

                                                   (Millions of Dollars)

     Prices paid for purchased power                     $ (1.9)
     Changes in kilowatt-hours purchased                     .3
     Deferred purchased power                               1.1
          Total                                          $  (.5)


The average cost per kilowatt-hour purchased was 4.89 cents during the first nine months of 1994 and 5.08 cents for the comparable period of 1993.

Other Operating and Maintenance Expenses

Other operation and maintenance expenses, excluding purchased power costs and gas marketing purchases, increased by $3.1 million in the first nine months of 1994 as compared to the same period in 1993. This increase is the result of increases of $2.3 million in diversified activities expenses and $.8 million in utility operating expenses. The utility operating expenses reflect $.5 million amortization of DSM costs which are offset with revenues in the current period, increases in maintenance costs of $.1 million, and increases of $.5 million in Federal income taxes and $.1 million in taxes other than income taxes, primarily from increases in revenue taxes, offset by a decrease of $.4 million in other operating expenses.

Diversified Activities

Revenues from diversified activities increased by $33.5 million in the first nine months of 1994 as compared to the first nine months of 1993. The increase is primarily the result of increased sales from gas marketing activities. These revenues were offset by increases in operating expenses, primarily gas purchases, which increased $30.2 million, while other operating expenses increased by $2.3 million.

Other Income, Deductions and Interest Charges - Net

Other income, net of interest charges and other deductions, decreased $.8 million during the first nine months of 1994 when compared to the first nine months of 1993. This decrease is primarily the result of an increase in outside professional and consultative services relating to the ongoing investigation. It is estimated that the Company will incur from $.1 million to $.3 million of additional expenses in the fourth quarter of 1994 in connection with legal and regulatory proceedings related to these events.

                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

Investigation Related Litigation

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively, for a description of actions entitled Bernstein v. Orange and Rockland Utilities, Inc. and James F. Smith, a purported shareholder class action complaint against the Parent and a former Chairman of the Board of Directors and Chief Executive Officer of the Company and the Parent, which was filed in the United States District Court, Southern District of New York, and Gross v. Orange and Rockland Utilities, Inc., a purported shareholder class action complaint, filed against the Parent in the United States District Court, Southern District of New York. On November 3, 1994, the Parent signed a tentative settlement in each of these actions, subject to Court approval. The settlements have been filed with Judge Brieant who has been asked to consolidate the two cases and certify class actions for settlement purposes only. If the settlements are approved by the Court after members of the classes are given notice and an opportunity to be heard, the Parent will create a settlement fund of $1.85 million to resolve all claims in both cases. Additional information regarding these settlements is included under the caption "Notes to Consolidated Financial Statements" in Part I, Item
1. "Financial Statements" of this Quarterly Report on Form 10-Q.

     Reference is made to Part II, Item 1. Legal Proceedings, in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, respectively, for a description of an action entitled Feiner, et al.
v. Orange and Rockland Utilities, Inc., a purported ratepayer class action complaint against the Parent which was filed in the United States District Court, Southern District of New York. As stated therein, on February 18, 1994 the Parent filed a motion to dismiss this case. On September 8, 1994, the District Court granted the Parent's motion to dismiss this action and on September 16, 1994, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit appealing the District Court's decision.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          ROCKLAND ELECTRIC COMPANY
                                               (Registrant)




     Date: November 10, 1994         By   TERRY L. DITTRICH
                                          Terry L. Dittrich
                                          Acting Controller




     Date: November 10, 1994         By   ROBERT J. McBENNETT
                                          Robert J. McBennett
                                          Treasurer